Form 10-Q
period 1995-03-31
CRITICARE SYSTEMS INC /DE/
filed 1995-05-11
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----- SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1995

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----  EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

                        Commission file number -0-16061

                               CRITICARE SYSTEMS, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    39-1501563
- - -------------------------------------------------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
   of incorporation or organization)

    20925 Crossroads Circle,   Waukesha, Wisconsin          53186
- - -------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number including area code  (414) 798-8282

                                     N/A
- - -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    ------

Number of shares outstanding of each class of the registrant's classes of common stock as of May 10, 1995: Class A Common Stock 6,697,218 shares.

                            CRITICARE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1995 AND JUNE 30, 1994

                                  (UNAUDITED)

                                                          March 31,              June 30,
         ASSETS                                             1995                  1994
                                                   --------------------      ---------------
CURRENT ASSETS:
Cash and cash equivalents                         $  2,999,068               $  3,452,369
Accounts receivable                                  8,659,516                  9,344,293
Other receivables                                      424,769                    240,420
Inventories                                          7,172,601                  4,371,549
Prepaid expenses                                       159,856                    162,976
- - -----------------------------------------------------------------------------------------
Total current assets                                19,415,810                 17,571,607
- - -----------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT - NET                  6,840,786                  6,909,009
- - -----------------------------------------------------------------------------------------

INVESTMENTS                                            390,397                    431,743
- - -----------------------------------------------------------------------------------------

OTHER ASSETS:
License and patents - net                              117,429                    180,894
Goodwill - net                                          56,378                     77,978
- - -----------------------------------------------------------------------------------------
Total other assets                                     173,807                    258,872
- - -----------------------------------------------------------------------------------------
TOTAL                                              $26,820,800                $25,171,231
- - -----------------------------------------------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                   $ 3,501,959               $  1,868,691
Accrued liabilities:
  Compensation and commissions                         768,765                    924,599
  Income taxes                                         164,770                     55,719
  Product warranties                                   404,000                    281,000
  Other                                                760,220                    997,243
Current maturities of long-term debt                   186,221                    185,475
- - -----------------------------------------------------------------------------------------
Total current liabilities                            5,785,935                  4,312,727
- - -----------------------------------------------------------------------------------------

LONG-TERM DEBT, less current maturities              3,690,733                  3,835,751
- - -----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
Preferred stock
Common stock                                           267,889                    267,889
Additional paid-in capital                          10,884,910                 10,884,910
Retained earnings                                    6,210,304                  5,888,812
Cumulative translation adjustments                     (18,971)                   (18,858)
- - -----------------------------------------------------------------------------------------
Total stockholders' equity                          17,344,132                 17,022,753
- - -----------------------------------------------------------------------------------------
TOTAL                                              $26,820,800                $25,171,231
- - -----------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 1995 AND 1994

                                 (UNAUDITED)




                                                                 1995                   1994
                                                                 ----                   ----

NET SALES                                                   $21,224,716             $21,658,804

COST OF GOODS SOLD                                           10,561,680              10,861,017
- - -----------------------------------------------------------------------------------------------

GROSS PROFIT                                                 10,663,036              10,797,787
- - -----------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Marketing                                                     7,181,284               7,273,994
Research, development and engineering                         1,368,513               1,836,593
Administrative                                                1,397,323               1,443,443
Restructuring costs                                                                     550,000
- - -----------------------------------------------------------------------------------------------
Total                                                         9,947,120              11,104,030
- - -----------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                   715,916                (306,243)
- - -----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                               (279,801)               (291,609)
Interest income                                                 137,377                  39,103
Equity in loss of investment                                    (45,000)                (45,000)
- - -----------------------------------------------------------------------------------------------
Total                                                          (187,424)               (297,506)
- - -----------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                528,492               (603,749)
- - -----------------------------------------------------------------------------------------------

INCOME TAX PROVISION (BENEFIT)                                   207,000
- - -----------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                           $    321,492             $ (603,749)
- - -----------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
Primary                                                     $       0.05             $    (0.09)
Fully diluted                                                       0.05                  (0.09)
- - -----------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Primary                                                        6,730,389              6,679,218
Fully diluted                                                  6,730,389              6,679,218
- - -----------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                 (UNAUDITED)




                                                                 1995                   1994
                                                                 ----                   ----

NET SALES                                                   $ 7,227,302              $ 8,177,936

COST OF GOODS SOLD                                            3,509,791                4,084,723
- - ------------------------------------------------------------------------------------------------

GROSS PROFIT                                                  3,717,511                4,093,213
- - ------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Marketing                                                     2,585,037                2,557,115
Research, development and engineering                           532,742                  424,869
Administrative                                                  451,345                  447,778
- - ------------------------------------------------------------------------------------------------
Total                                                         3,569,124                3,429,762
- - ------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                          148,387                  663,451
- - ------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                                (92,234)                 (96,169)
Interest income                                                  46,784                   14,059
Equity in loss of investment                                    (15,000)                 (15,000)
- - ------------------------------------------------------------------------------------------------
Total                                                           (60,450)                 (97,110)
- - ------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                       87,937                  566,341
- - ------------------------------------------------------------------------------------------------

INCOME TAX PROVISION                                             35,000                  252,000
- - ------------------------------------------------------------------------------------------------

NET INCOME                                                  $    52,937              $   314,341
- - ------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
Primary                                                     $      0.01              $      0.05
Fully diluted                                                      0.01                     0.05
- - ------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Primary                                                       6,730,389                6,723,062
Fully diluted                                                 6,730,389                6,723,062
- - ------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1995 AND 1994

                                 (UNAUDITED)





                                                                                 1995                1994
                                                                                 ----                ----
OPERATING ACTIVITIES:
Net income (loss)                                                            $    321,492     $    (603,749)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
       Depreciation                                                               428,454           504,064
       Amortization                                                                85,065           339,152
       Equity in loss of investment                                                45,000            45,000
       Changes in assets and liabilities:
         Accounts receivable                                                      684,777          (912,473)
         Other receivables                                                       (188,003)          (23,644)
         Inventories                                                           (2,801,052)          477,364
         Prepaid expenses                                                           3,120           170,442
         Accounts payable                                                       1,623,655           (82,103)
         Accrued liabilities                                                     (151,306)          322,446
- - -----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          51,202           236,499
- - -----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES-
Purchases of property, plant and equipment                                       (360,231)         (386,082)
- - -----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (360,231)         (386,082)
- - -----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES-
Principal payments on long-term debt                                             (144,272)         (131,894)
- - -----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                            (144,272)         (131,894)
- - -----------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH
       AND CASH EQUIVALENTS                                                      (453,301)         (281,477)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  3,452,369         2,078,199
- - -----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   2,999,068     $   1,796,722
- - -----------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

                           CRITICARE SYSTEMS, INC.
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously issued Form 10-K.

2.  Cash Equivalents

The Company considers all investments with purchased maturities of less than one year to be cash equivalents.

3.  Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 1995 and June 30, 1994, respectively:

                                                    March 31,                  June 30,
                                                      1995                       1994
- - -----------------------------------------------------------------------------------------
         Component parts                           $ 2,782,331               $  1,520,077
         Work in process                             1,314,884                    615,177
         Finished units                              3,075,386                  2,236,295
- - -----------------------------------------------------------------------------------------
         Total inventories                         $ 7,172,601               $  4,371,549
- - -----------------------------------------------------------------------------------------

                            CRITICARE SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                                      March 31,                June 30,
                                                        1995                     1994
         -------------------------------------------------------------------------------
         Land and building                         $ 4,525,000               $ 4,525,000
         Machinery and equipment                     1,573,672                 1,518,975
         Furniture and fixtures                        839,274                   811,914
         Demonstration and loaner monitors           1,286,814                 1,259,936
         Production tooling                          1,179,428                   928,132
         -------------------------------------------------------------------------------
         Property, plant and equipment - cost        9,404,188                 9,043,957
         Less accumulated depreciation               2,563,402                 2,134,948
         -------------------------------------------------------------------------------
         Property, plant and equipment - net       $ 6,840,786               $ 6,909,009
         -------------------------------------------------------------------------------

5.  Investments

Investments consist of the following:

                                                    March 31,                 June 30,
                                                      1995                      1994
         -------------------------------------------------------------------------------
         Intercare Technologies, Inc.              $  300,000                $  300,000
         Immtech International, Inc.                   90,397                   131,743
         ------------------------------------------------------------------------------
         Total investments                         $  390,397                $  431,743
         ------------------------------------------------------------------------------

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                   Nine Months Ended March 31, 1995 and 1994

Results of Operations

Net sales for the nine months ended March 31, 1995 decreased 2% to $21.2 million from $21.7 million for the same period in fiscal 1994. Sales increased in the Alternate Care and International divisions, while sales in the Domestic Hospital division decreased. Alternate Care sales increased due primarily to sales of the Model 503S hand held oximeter and the Model 1100 vital signs monitor, along with an increase in accessory sales. International sales increased due primarily to sales of the POET TE+, a combination oximeter and carbon dioxide monitor, the Company's blood pressure monitors and increased accessory sales, partially offset by a decrease in the sales of vital signs and gas monitors. Domestic Hospital sales decreased due primarily to a reduction in demand for gas and vital signs monitors partially offset by sales of the Maestro Central Station monitor, which was introduced in the second quarter of 1995, and increased accessory sales.

Gross profit decreased 1.2% to $10.6 million for the nine months ended March 31, 1995 compared to $10.8 million for the same period in fiscal 1994. The gross profit percentage was 50.2% and 49.9% for the nine months ended March 31, 1995 and 1994, respectively. The improved gross profit margins are due to decreased manufacturing spending.

Operating expenses decreased 10.4% to $9.9 million for the nine months ended March 31, 1995 from $11.1 million for the same period in fiscal 1994.
Marketing expenses decreased 1.3% to $7.2 million from $7.3 million for the nine months ended March 31, 1995 and 1994, respectively, due primarily to a reduction in advertising expenses. Research, development and engineering expenses for the nine months ended March 31, 1995 decreased approximately $468,000 or 25.5% when compared with the same period in fiscal 1994. This decrease is due primarily to the restructuring which occurred in the second quarter of fiscal 1994. The restructuring eliminated certain middle management and technical positions. Administrative expenses decreased 3.2% or approximately $46,000 when compared with the same period in fiscal 1994 due primarily to a reduction in consulting expenses.

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                   Nine Months Ended March 31, 1995 and 1994


Non-operating expenses were $187,424 and $297,506 for the nine months ended March 31, 1995 and 1994, respectively. The decrease in non-operating expenses is due to an increase in interest income which is a result of higher cash balances on hand during the nine months ended March 31, 1995 when compared to the same period in fiscal 1994.

Net income of $321,492 for the nine months ended March 31, 1995 represents an improvement from the loss of $603,749 recorded for the nine months ended March 31, 1994. This increased profitability is due to a reduction in operating and non-operating expenses as well as the effect of the prior year's restructuring costs.

The proposed health care reform in the United States continues to provide uncertainties as to possible changes in the health care industry. Also, the devaluation of the peso in Mexico and the trade dispute in China provide uncertainties regarding the level of future sales in these regions. It is not possible at this time to determine the effect of these items on the future operations of the Company.

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                   Three Months Ended March 31, 1995 and 1994

Results of Operations

Net sales for the three months ended March 31, 1995 decreased 11.6% to $7.2 million from $8.2 million for the same period in fiscal 1994. The reduction in sales was attributable to a combination of certain domestic hospital purchasing decisions being deferred to the fourth quarter and delays incurred in the shipment of recently developed products. The Company had a backlog in excess of $2,000,000 at the end of the quarter related primarily to recently developed products not ready for shipment. The Company expects to ship these products in the fourth quarter of fiscal 1995 and the first quarter of fiscal 1996.

Gross profit decreased 9.2% to $3.7 million for the three months ended March 31, 1995 compared to $4.1 million for the same period in fiscal 1994; however, the gross profit percentage improved to 51.4% from 50.1% for the three months ended March 31, 1995 and 1994, respectively. The improved gross profit margins resulted from price decreases in raw materials and decreased manufacturing spending.

Operating expenses increased 4.1% to $3.6 million for the three months ended March 31, 1995 from $3.4 million for the same period in fiscal 1994. Marketing expenses increased 1.1% or approximately $28,000 due primarily to an increase in sales promotion expenses. Research, development and engineering expenses for the three months ended March 31, 1995 increased approximately $108,000 or 25.4% when compared with the same period in fiscal 1994. This increase is due primarily to payroll and development costs related to the Company's new blood pressure, oximetry and ECG monitors. Administrative expenses for the three months ended March 31, 1995 were consistent with those incurred in the same period in fiscal 1994.

Non-operating expenses were $60,450 and $97,110 for the three months ended March 31, 1995 and 1994, respectively. The decrease in non-operating expenses is due to an increase in interest income which is a result of higher cash balances on hand during the three months ended March 31, 1995 when compared with the same period in fiscal 1994.

Net income of $52,937 for the three months ended March 31, 1995 represents a decrease from the net income of $314,341 recorded for the three months ended March 31, 1994. The decreased profitability is due to the reduced sales volume and increased operating expenses.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (b) The registrant filed no reports on Form 8-K during the quarter ended March 31, 1995.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CRITICARE SYSTEMS, INC.
                                                        (Registrant)

Date         /      /                           BY
- - ---------------------------                        ---------------------
                                                   Richard J. Osowski
                                                   Vice President - Finance
                                                   (Chief Accounting Officer and
                                                    Duly Authorized Officer)