Form 10-K
period 1995-06-30
CRITICARE SYSTEMS INC /DE/
filed 1995-09-28
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]      Annual Report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 [fee required] for the fiscal year ended June 30, 1995.

[ ]      Transition Report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 [no fee required] for the transition period from _______ to ______.

                         Commission file number 0-16061
                                                -------

                            Criticare Systems, Inc.
                        -----------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       39-1501563
---------------------------------              -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

              20925 Crossroads Circle, Waukesha, Wisconsin    53186
             ---------------------------------------------------------
              (Address of principal executive offices)      (Zip Code)

       Registrant's telephone number, including area code:  414-798-8282
                                                           ---------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
     Title of each class                               which registered
           NA                                                 NA
  ------------------------                         -------------------------


          Securities registered pursuant to Section 12(g) of the Act:

                      Voting Common Stock, $.04 Par Value
                     --------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

         The aggregate market value of the voting common stock held by nonaffiliates of the Registrant as of August 31, 1995 was $12,585,409.

         On August 31, 1995, there were outstanding 6,712,218 shares of the Registrant's $.04 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1995 are incorporated by reference into Part II of this report.

         Portions of the Proxy Statement for the Annual Meeting of the Stockholders of the Registrant to be held November 10, 1995 are incorporated by reference into Part III of this report.

                                     PART I

Item 1.   BUSINESS.

         Criticare designs, manufactures and markets vital signs and gas monitoring instruments and related noninvasive sensors used to monitor patients in many healthcare settings. Since a patient's oxygen, anesthetic gas and carbon dioxide levels can change dramatically within minutes, causing severe side effects or death, continuous monitoring of these parameters is increasing. The Company's monitoring equipment improves patient safety by delivering accurate, comprehensive and instantaneous patient information to the clinician. The Company's products also allow hospitals to contain costs primarily by substituting cost-effective reusable pulse oximetry sensors for disposable sensors, controlling the use of costly anesthetics and increasing personnel productivity.

         To meet the needs of end-users in a wide variety of patient settings, the Company has developed a broad line of patient monitors which combine one or more of its patented or other proprietary technologies, for monitoring oxygen saturation, carbon dioxide and anesthetic agents, with standard monitoring technologies that provide electrocardiogram ("ECG"), invasive and noninvasive blood pressures, temperature, heart rate and respiration rate. In addition, the Company's VitalView telemetry system allows one nurse to monitor up to eight patients simultaneously from a convenient central location. This allows hospitals to move out of the intensive care unit ("ICU") those patients that require continuous monitoring, but do not need all of an ICU's extensive and costly personnel and equipment resources.

         The Company was incorporated under the laws of the State of Delaware in October 1984.

Products

         Criticare markets a broad range of vital signs and gas monitoring products designed to address the needs of a variety of end-users in different patient settings. Criticare's monitors display information graphically and numerically. All Criticare monitors incorporate adjustable visual and audible alarms to provide reliable patient-specific warnings of critical conditions, and most of the Company's monitors record up to 60 hours of trend data. Criticare monitors are available with printer capability to provide permanent records of patient data.

         Model 503, 503S, 504, 504P, 504US, 504USP and 5040 (PONI) Pulse
Oximeters . Criticare's complete line of pulse oximeters meet the needs of virtually all clinical environments: adult, pediatric and neonatal intensive care units, operating rooms, emergency rooms, nursing homes, physicians' offices and ambulances. The line is designed to provide accuracy and convenience at a competitive cost to the end-user.

         Model 507S, 507SD, 507N, 507O and 507E Patient Monitors. The 507 series is comprised of small, compact, portable, full-featured vital signs monitors configured to meet specific clinical needs. The 507S and 507SD are well-suited to dental and physician offices. The 507N and 507O are ideal for patient floor monitoring of noninvasive blood pressure and pulse oximetry. The 507E combines ECG, oxygen saturation and noninvasive blood pressure for a complete vital signs monitor for physician office and hospital applications. Combined with the VitalView central station, the 507E is an effective low-cost monitoring system for the emergency room or the recovery room.

         Model 602-3B, 602-6B, 602-11 and 602-13 Gas Monitors . The 602 series provides monitoring of carbon dioxide, pulse oximetry and anesthetic agents using Criticare's proprietary infrared technology. The 602 IQ series of operating room monitors provides automatic identification and quantification of all five approved anesthetic agents simultaneously.

         Model 820 Maestro(TM) I Telemetry Monitors. The Maestro I Telemetry system addresses the rapidly expanding telemetry market with a reliable,
inexpensive ECG telemetry system.   The U.S. market for telemetry in 1996 is
expected to reach $400 million. The Maestro I system provides a waterproof ECG transmitter capable of five ECG lead configurations at a price approximately 30% lower than Criticare's material competitors. The ability to link Criticare's 507E and Scholar monitors to this versatile central station is expected to expand the market into numerous hospital departments.


         Model 1100 Anesthesia Monitor . The Model 1100 monitor provides patient monitoring for a wide variety of cardio-pulmonary parameters in an integrated system. The Model 1100 is able to monitor two ECG waveforms, non-invasive blood pressure, three types of invasive blood pressure, respiration rate, heart rate, temperature, oxygen saturation, inspired/expired oxygen, carbon dioxide and the range of anesthetic gases, including recently developed anesthetic agents such as desflurane and sevoflurane. The Model 1100 uses the Company's proprietary disposable respiratory secretion filter system and is designed to accommodate low-flow anesthesia situations.

         Pulse Oximetry Sensors. Criticare has designed proprietary, noninvasive sensors that can be used on any patient, from a premature infant to a full-grown adult. Criticare's line of reusable pulse oximetry sensors offers users significant cost savings compared to disposables. Criticare's reusable sensors generally last longer than the one-year warranty period and are easily and inexpensively cleaned between uses. Criticare's reusable sensors include a finger sensor for routine applications and a multisite sensor for increased placement flexibility. The multisite sensor is fully immersible, allowing for sterilization between patients. The Company recently introduced the "Shell" sensor, the first reusable sensor with a removable hard cover. The cover can be inexpensively replaced if it becomes damaged, saving hundreds of dollars over buying a new sensor. The Shell sensor is also the first reusable sensor on the market that can be fully dismantled and immersed for improved cleaning and sterilization between patients if required. The Company also sells a range of disposable sensors designed for single use in cases where the facility would prefer to use a patient charge disposable product.

         Water Chek/Chek-Mate Filter System. The Company's patented, disposable Water Chek system separates a patient's respiratory secretions from a breath sample before it enters the gas monitor(s) for analysis. The Company's proprietary, disposable Chek-Mate filter enhances the removal of moisture from the sample, while preventing cross-contamination. This system allows the monitor to operate effectively regardless of humidity or patient condition. The self-sealing feature also protects the healthcare provider from potential contamination.

Products Under Development

         Fetal Oxygen Monitor. The Company is in the active stage of developing a fetal oxygen monitor designed to monitor the blood oxygen saturation of a fetus during labor and delivery. The Company's potential introduction of this product will depend to a large extent on the need for clinical testing, engineering requirements and, in particular, the FDA approval process. Although there were over 4 million births in the United States in 1990, it is likely that a fetal oxygen monitor would, at least initially, be used only during deliveries where some unusual circumstances or danger were perceived by the physician. No assurance can be given that such product will be successfully developed and marketed by the Company or, if developed and marketed, will be clinically or commercially accepted.

         Scholar(TM). The Scholar series specifically addresses the needs of small hospitals with broad clinical needs (the monitoring of ECG, blood oxygen saturation, noninvasive blood pressure, temperature and invasive blood pressure) but whose budgets are small. Scholar offers all of the primary features a hospital needs with the capability of adding more features if desired.

         Vital Signs(TM) . The hand-held Vital Signs monitor measures heart rate, oxygen saturation, noninvasive blood pressure and temperature using a hand-held monitor weighing less than two pounds. These features make the Vital Signs monitor well-suited for use on nursing floors and in physicians' offices, ambulances and home healthcare organizations.

         VitalView(TM). The VitalView central station makes it possible for one nurse or technician to monitor numerous patients simultaneously. The VitalView can receive, display and store data from a wide variety of Criticare monitors such as the Scholar, 507E and MPT.

         MPT(TM) . The Company believes the MPT (Multiple Parameter Telemetry) is the first device of its kind. In today's healthcare environment, hospitals need to move patients from expensive critical care departments as quickly as possible to less expensive general nursing floors. MPT, because of its complete monitoring capability and its lower cost, allows the patient to be ambulatory while still being monitored for all vital signs. Home health applications where the patient is monitored from the hospital while he or she is at home, reduces hospital lengths of stay even more.

Marketing and Sales

         Domestic Sales. In fiscal 1989, the Company reduced its reliance on third party distributors to sell its products to domestic hospitals and began the transition to a direct sales effort. The Company had determined that marketing its more advanced and expensive multiparameter monitors, such as the Model 1100 vital signs monitor and the Model 602 POET gas monitors, required a well-trained, more focused and dedicated sales force. The Company believes its change to a direct sales force has allowed it to exercise better control over the pricing of its products and maintain a better understanding of the needs of the domestic hospital market. The Company is focusing its direct sales efforts on hospitals with over 100 beds, where the Company believes its products most effectively address cost containment issues. Such hospitals comprise over half of the United States' 7,500 hospitals.

         As of August 31, 1995, the Company's direct sales force included nine sales people, three regional managers and one executive manager. The Company has augmented its direct sales effort by the appointment of nine key regional specialty dealers employing approximately 30 sales people to improve specific market penetration while adhering to prudent cost of sale guidelines. This strategy will be continued until specific market share targets are achieved and demand increases for the new products.

         The Company's alternate care division markets the Company's products, primarily the Model 503, Model 504, Model 507 and POET TE monitors, to domestic alternate care providers such as free-standing surgery centers, oral and plastic surgery suites, other out-patient clinics, home care services, extended care facilities and medical transport vehicles. As of August 31, 1995, the Company served this market through 60 independent dealers and distributors employing approximately 650 sales people. The Company also sells monitors to third party rental and leasing companies. The Company does not lease products directly.

         International Sales. One of the Company's principal marketing strategies has been to target international markets, particularly Western Europe, Latin America and the Pacific Rim countries. During fiscal 1995, Criticare sold its products principally to hospitals in over 75 countries through over 60 independent dealers. The Company's wholly owned subsidiary, Criticare International GmbH Marketing Services ("Criticare International"), coordinates international sales and distribution. Criticare believes demand for the Company's products in international markets is primarily driven by cost containment concerns, and increased interest in using quality patient monitoring for improved patient management.

         In fiscal 1995, 49.1% of Criticare's net sales, or $14.1 million, was attributable to international sales, of which approximately 42.0% was from sales in Western Europe, 28.5% was from sales to Pacific Rim countries and 29.5% was from sales to Canada and South America. In fiscal 1994, 46.5% of Criticare's net sales, or $14.0 million, was attributable to international sales. In fiscal 1993,

49.8% or $14.6 million, of Criticare's net sales was attributable to exports. There are no material identifiable assets of the Company located in foreign markets. The Company sells its products in United States dollars and is not subject to significant currency risks; however, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less price competitive in those markets.

         Clinical Support. At August 31, 1995, Criticare employed two clinical support specialists to provide customer training and education, primarily to domestic hospitals. The clinical support staff also assists in the periodic training and education of the direct sales force. In addition, the direct sales force maintains contact with end-users and provides additional training and updates. Clinical support in foreign markets is provided by Criticare International sales coordinators.

         Warranty and Service. Criticare believes that customer service is a key element of its marketing program. Criticare's monitors are warranted against defects for one year and its reusable sensors for six months. If a problem develops with a Criticare product while under warranty, the Company typically provides a replacement unit until the product can be repaired at the Company's facility. At August 31, 1995, the Company had a customer service staff of 14 people at its Waukesha, Wisconsin facility. The Company also maintains product repair facilities in Bad Homburg, Germany and Kuala Lumpur, Malaysia for its international customers. The Company offers extended warranties and service contracts on all of its monitors.

Manufacturing

         The Company continually strives to implement manufacturing efficiencies while maintaining product quality and reliability. The Company's oximeters and sensors are assembled from off-the-shelf components and other parts produced to the Company's specifications, such as printed circuit board assemblies, custom transformers and sensor cable/connector subassemblies. However, Criticare produces certain important components in-house. All electronic components are subjected to a 24-hour high-temperature burn-in to eliminate early component failure. Some subassembly is performed by subcontractors, but final assembly and quality control are performed at Criticare's facility. Criticare maintains test and inspection procedures to minimize errors and enhance the operating reliability of its products. Final test procedures on fully assembled units include an operational test and a continuous 72-hour burn-in procedure.

         Certain of Criticare's products incorporate components currently purchased from single sources. While the Company believes these components are available from alternate sources on reasonable terms, an interruption in the delivery of these or other components could have an adverse effect on the Company. In order to reduce the risk of supply interruption, the Company maintains inventories of certain components.

         The ISO 9000 series of quality management and assurance standards was developed by the International Organization for Standardization (ISO) and published in 1987. In 1993 the EC (European Community) was formed with the signing of the Maastricht Treaty by 12 European countries. One of the many standards adopted by this group is the ISO 9000 international quality assurance and quality management series under the designation EN2 9000. Based on this action by the EC and specific requirements from European customers, the Company believes ISO 9000 registration will be required to compete in EC and other international markets as an indication of compliance with international quality management and assurance standards. In July 1994 the Food and Drug Administration (FDA) announced its intention of harmonizing the ISO 9000 standards with its Medical Device Good Manufacturing Practices (GMP). The Company has achieved certification under ISO's standards 9001 and 9002. See "Regulation."

Research, Development and Engineering

         Criticare has focused its research, development and engineering expenditures on products designed to meet identified market demands. The Company seeks to apply its expertise in gas monitoring and related sensor technology to develop new products and adapt existing products for new markets. At August 31, 1995, the Company had an in-house research, development and engineering staff of 22 people. The Company's research, development and engineering expenditures were $1.9 million in fiscal 1995, $2.4 million in fiscal 1994 and $2.6 million in fiscal 1993.

Competition

         The markets for the Company's products are highly competitive. Many of Criticare's competitors, including its principal competitors described below, have greater financial resources, more established brand identities and reputations, longer histories in the medical equipment industry and larger and more experienced sales forces than Criticare. In these respects, such competitors have a competitive advantage over the Company. The Company competes primarily on the basis of product features, the quality and value of its products (i.e., their relative price compared to performance features provided) and the effectiveness of its sales and marketing efforts. The Company believes that its principal competitive advantages are provided by its focus on cost containment and its patented and other proprietary technology and software for noninvasive, continuous monitoring of oxygen, specific anesthetic gases, carbon dioxide and blood pressure, its cost-efficient manufacturing, the efficiency and speed of its research and development efforts and its established international presence.

         The principal competing manufacturers of pulse oximeters are Nellcor Puritan Bennett and Ohmeda, a division of The BOC Group, Inc.. The Company estimates that Nellcor has captured a majority, and that Ohmeda and the Company have each captured significant portions of the worldwide pulse oximeter market. In addition, there are approximately 30 other companies which compete in the market for pulse oximeters. The Company also indirectly competes with manufacturers of numerous other medical equipment products for limited customer funds.

         The Company believes that the worldwide anesthetic agent and carbon dioxide monitor markets are comparatively fragmented, with no dominant competitor. The Company's principal competitors in the domestic gas monitor market include Datex Medical Instrumentation, Inc., a United States subsidiary of Instrumentarium OY, a Finnish company, Ohmeda and Datascope Corp. The market for vital signs monitors includes competitors such as Hewlett-Packard Company, Siemens A.G., Datex and SpaceLabs, Inc., a subsidiary of Westmark International Incorporated.

         The Company believes that its principal competitors in Western Europe include Datex and Ohmeda and that the Company has a significant share of this market. In the Pacific Rim countries, the Company believes that Ohmeda is the leading competitor and that Datex and the Company also have significant market shares.

Regulation

         As a manufacturer of medical diagnostic equipment, the Company is regulated by the FDA and similar foreign governmental agencies. In producing its products, the Company must comply with a variety of regulations, including the good manufacturing practices regulations of the FDA. In addition, it is subject to periodic inspections by this agency. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to ban or recall products from the market and to prohibit the operation of manufacturing facilities. The Company believes its products comply with applicable FDA regulations in all material respects. In addition, the Company received ISO 9002 certification on April 29, 1993 and ISO 9001 certification on July 8, 1994.

         Under the Federal Food, Drug and Cosmetic Act, as amended, all medical devices are classified as Class I, Class II or Class III, depending upon the level of regulatory control to which they will be subject. Class III devices, which are the most highly controlled devices, are subject to premarket approval by the FDA prior to commercial distribution in the United States.

         The Company's current products have not been subject to the FDA's comprehensive premarket approval requirements, but are generally subject to premarket notification requirements. If a new device is substantially equivalent to a device that did not require premarket approval, premarket review is satisfied through a procedure known as a "510(k) submission," under which the applicant provides product information supporting its claim of substantial equivalence. The FDA may also require that it be provided with clinical trial results showing the device's safety and efficacy.

         The Company believes that, with the possible exception of the fetal oxygen monitor, the products it is currently developing generally will be eligible for the 510(k) submission procedure and, therefore, will not be subject to lengthy premarket approval procedures. However, these products are still being developed and there can be no assurance that the FDA will determine that the products may be marketed without premarket approval.

         Criticare seeks, where appropriate, to comply with the safety standards of Underwriters' Laboratories and the Canadian Standards Association and the standards of the European Community. To date, the Company has not experienced significant regulatory expense or delay in the foreign markets in which it sells its products. Industry and professional groups such as the American Society of Anesthesiologists, to the extent they have the power to mandate certain practices or procedures as part of their profession's standard of care, are also a source of indirect regulation of the Company's business.

Patents and Trademarks

         The Company believes one of its principal competitive advantages is provided by its patented and other proprietary technology including its sensor technology, infrared specific anesthetic gas monitoring technology, UltraSync signal processing software and disposable respiratory secretion filter system. None of the Company's U.S. patents expire before 2004. Criticare also has been granted three foreign patents and has three foreign patent applications pending on its respiratory secretion filter system. There is no assurance that any patents held or secured by the Company will provide any protection or commercial or competitive benefit to the Company. There is also no assurance that the Company's products will not infringe upon patents held by others. The Company is the owner of a United States trademark registrations for "POET," "Scholar," "Vital View" and "MPT."

         The Company also relies upon trade secret protection for certain of its proprietary technology. Although the Company requires its employees having access to its proprietary information to sign confidentiality agreements, no assurance can be given that such agreements can be effectively enforced or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose the Company's trade secrets.

Employees

         At August 31, 1995, Criticare had 112 employees in the United States, including 29 in manufacturing and operations, 11 in quality control, 38 in marketing and sales, 12 in administration and 22 in research, development and engineering. At August 31, 1995, Criticare International had 23 employees.

         Many of the Company's technical employees are highly skilled. The Company believes that its continued success depends in part on its ability to continue to attract qualified management, marketing and technical personnel. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Backlog

         Criticare's backlog on June 30, 1995 and 1994 was approximately $899,000 and $865,000, respectively. The backlog at these dates consisted primarily of products for which the sales order specified a delayed delivery date. Criticare generally delivers its products out of inventory when specified by the customer. The Company does not believe that its backlog at any date is indicative of its future sales.

Item 2.   PROPERTIES.

         In November 1992, the Company purchased a new 60,000 square foot facility for approximately $4.5 million. The Company's mortgage calls for monthly installments of principal and interest of approximately $35,000 and a final "balloon" payment of approximately $2.7 million in December 2003. The Company believes this facility will be adequate for the foreseeable future.

Item 3.   LEGAL PROCEEDINGS.

         From time to time the Company receives notices from competitors of potential patent infringement. Based on the advice of its patent counsel and other considerations, the Company does not currently believe that any of such claims which it has received, either individually or in the aggregate, will have a material adverse effect on the Company's results of operations or financial condition. However, there can be no assurance that the Company will not be sued for patent infringement or that if sued, the outcome of such suits will not have an adverse effect on the Company.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1995.

                                    PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         Incorporated herein by reference to the Company's 1995 Annual Report to Stockholders, page 23.

Item 6.   SELECTED FINANCIAL DATA.

         Incorporated herein by reference to the Company's 1995 Annual Report to Stockholders, page 2.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Incorporated herein by reference to the Company's 1995 Annual Report to Stockholders, pages 7 through 9.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Consolidated Balance Sheets for the Company at June 30, 1995 and 1994 and Consolidated Statements of Income, Stockholders' Equity and Cash Flows for the years ended June 30, 1995, 1994 and 1993, and notes thereto, are incorporated herein by reference to the Company's 1995 Annual Report to Stockholders, pages 10 through 22.

Item 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has not changed accountants during the 24 months prior to June 30, 1995. During that period, there were no disagreements with the accountants regarding accounting and financial disclosure.

                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Nominee for Election as Director," "Other Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Executive Officers" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders (the "Criticare Proxy Statement").

Item 11.      EXECUTIVE COMPENSATION.

         Incorporated herein by reference to the discussion under "Executive Compensation" in the Criticare Proxy Statement.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated herein by reference to the discussion under "Security Ownership" in the Criticare Proxy Statement.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated herein by reference to the discussion under "Certain Transactions" in the Criticare Proxy Statement.

                                    PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

         1. Financial Statements. The following consolidated financial statements of the Company, included in the annual report of the Company to its Stockholders for the fiscal year ended June 30, 1995, are incorporated by reference in Item 8.

                 Consolidated Balance Sheets - as of June 30, 1995 and 1994.

                 Consolidated Statements of Income - for the years ended June 30, 1995, 1994 and 1993.

                 Consolidated Statements of Stockholders' Equity - for the years ended June 30, 1995, 1994 and 1993.

                 Consolidated Statements of Cash Flows - for the years ended June 30, 1995, 1994 and 1993.

                 Notes to consolidated financial statements.

         2.      Financial Statement Schedules:

                 Independent Auditors' Report.

                 Financial Statement Schedule for the years ending June 30, 1995, 1994 and 1993:



     Schedule
     Number           Description                                        Page
     ------           -----------                                        ----
     VIII             Valuation and Qualifying Accounts                   20
                      and Reserves


         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore have been omitted.

         3.      Exhibits:

                 3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

                 3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

                 4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

                 10.1 Employment Agreement of Gerhard J. Von der Ruhr (incorporated by reference to the Registration Statement filed on Form S-1 by the Company, Registration No. 33-13050).

                 10.2 Employment Agreement of N.C. Joseph Lai (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

                 10.3 Blatz House Offices Limited Partnership Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1987).

                 10.4 Option Agreement dated March 12, 1991 between the Company and American Healthcare Systems (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1991).

                 10.5 1992 Employee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-60644).

                 10.6 1992 Nonemployee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-60214).

                 10.7 1987 Employee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-33497).

                 10.8 1987 Nonemployee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-40038).

                 10.9 Form of Executive Office and Director Indemnity Agreement (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-13050).

                 10.10 Employment Agreement of Richard J. Osowski (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

                 10.11 Revised Option Agreement between the Company and AmHS Purchasing Partners, L.P. dated as of July 1, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

                 11.1     Statement regarding computation of per share earnings.

                 13.1 Annual Report to Stockholders for the Year Ended June 30, 1995.

                 21.1     Subsidiaries.

                 23.1     Independent Auditors' Consent.

(b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K for the three months ended June 30, 1995.

(c)      Exhibits.

         The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedules.

         The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CRITICARE SYSTEMS, INC.

                                    By  /s/ Richard J. Osowski
                                        ----------------------
                                          Richard J. Osowski,
                                        Senior Vice President-Finance

                                    Date:  September 28, 1995

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerhard J. Von der Ruhr and Richard J. Osowski, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each them full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                     Date
---------                                  -----                                     ----
/s/ Gerhard J. Von der Ruhr       Chairman of the Board, President and           September 28, 1995
---------------------------       Director
Gerhard J. Von der Ruhr

/s/ N.C. Joseph Lai               Vice Chairman of the Board,                    September 28, 1995
-------------------------------   Vice President and Director
N.C. Joseph Lai

/s/ Richard J. Osowski            Senior Vice President-Finance (Principal       September 28, 1995
-----------------------------     Financial and Accounting Officer)
Richard J. Osowski

/s/ Karsten Houm                  Director                                       September 28, 1995
------------------------------
Karsten Houm

/s/ Milton Datsopoulos            Director                                       September 28, 1995
------------------------------
Milton Datsopoulos


DELOITTE & TOUCHE LLP
411 East Wisconsin Avenue
Milwaukee, Wisconsin 53202-4496
Telephone (414)271-3000


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Criticare Systems, Inc.:

We have audited the consolidated financial statements of Criticare Systems, Inc. and subsidiaries as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 1, 1995; such financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Criticare Systems, Inc. listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 1, 1995

                                 SCHEDULE VIII

                            CRITICARE SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                 Column A                       Column B       Column C        Column D         Column E
                 --------                       --------       --------        --------         --------
                                               Balance at     Charged to                       Balance at
                                               Beginning       Costs and                         End of
                Description                    of Period       Expenses       Deductions         Period
                -----------                    ---------       --------       ----------         ------
YEAR ENDED JUNE 30, 1993:

Allowance for doubtful accounts                   $241,000        $32,063           $42,063       $231,000

Reserve for sales returns and allowances
                                                  $162,000       $519,393          $573,393       $108,000
YEAR ENDED JUNE 30, 1994:

Allowance for doubtful accounts                   $231,000        $45,706            $1,706       $275,000

Reserve for sales returns and allowances          $108,000       $724,687          $628,687       $204,000

YEAR ENDED JUNE 30, 1995:

Allowance for doubtful accounts                   $275,000        $36,878           $41,878       $270,000

Reserve for sales returns and allowances          $204,000     $1,172,464        $1,007,464       $369,000

                                 EXHIBIT INDEX


                                                                                     Sequential
   Exhibit                                                                           Page
   Number                                                                            Number
   ------                                                                            ------
     3.1                  Restated Certificate of                                    (1)
                          Incorporation of the Company

     3.2                  By-Laws of the Company                                     (1)

     4.1                  Specimen Common Stock                                      (1)
                          certificate

    10.1                  Employment Agreement of                                    (1)
                          Gerhard J. Von der Ruhr

    10.2                  Employment Agreement of                                    (1)
                          N.C. Joseph Lai

    10.3                  Blatz House Offices Limited                                (1)
                          Partnership

    10.4                  Option Agreement dated March 12,                           (1)
                          1991 between the Company and
                          American Healthcare Systems

    10.5                  1992 Employee Stock Option Plan                            (1)

    10.6                  1992 Nonemployee Stock Option Plan                         (1)

    10.7                  1987 Employee Stock Option Plan                            (1)

    10.8                  1987 Nonemployee Stock Option Plan                         (1)

    10.9                  Form of Executive Officer and                              (1)
                          Director Indemnity Agreement

    10.10                 Employment Agreement of Richard J. Osowski                 (1)

    10.11                 Revised Option Agreement between the                       (1)
                          Company and AmHS Purchasing Partners,
                          L.P. dated as of July 1, 1993(1)

    11.1                  Statement regarding computation
                          of per share earnings

    13.1                  Annual Report to Stockholders
                          for the year ended June 30, 1995

    21.1                  Subsidiaries

    23.1                  Independent Auditors' Consent

(1) Exhibit incorporated by reference as indicated in Part IV.