Form 10-Q
period 1995-09-30
CRITICARE SYSTEMS INC /DE/
filed 1995-11-14
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934 For the quarterly period ended  September 30,
      1995

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                        Commission file number -0-16061

                               CRITICARE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     39-1501563
   --------------------------------------------------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
    of incorporation or organization)

            20925 Crossroads Circle,   Waukesha, Wisconsin    53186
  ------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code  (414) 798-8282
                                                  -----------------
                                           N/A
   -------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
   ------   ------

Number of shares outstanding of each class of the registrant's classes of common stock as of November 14, 1995: Class A Common Stock 6,712,218 shares.

                            CRITICARE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND JUNE 30, 1995

                                  (UNAUDITED)

                                                           September 30,                  June 30,
                                                               1995                         1995
                                                       --------------------          ---------------
         ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                    $   1,625,657           $   2,398,278
Accounts receivable                                              8,415,793               8,608,340
Other receivables                                                  469,679                 279,458
Inventory                                                        6,753,272               6,639,805
Prepaid expenses                                                   243,046                 166,972
                                                             -------------           -------------
Total current assets                                            17,507,447              18,092,853
                                                             -------------           -------------

PROPERTY, PLANT AND EQUIPMENT - NET                              7,171,248               6,918,024
                                                             -------------           -------------

INVESTMENTS                                                        300,000                 300,000
                                                              ------------           -------------

OTHER ASSETS:
License and patents - net                                           98,767                 108,373
Goodwill - net                                                      41,978                  49,178
                                                             -------------           -------------
Total other assets                                                 140,745                 157,551
                                                             -------------           -------------
TOTAL                                                        $  25,119,440           $  25,468,428
                                                             =============           =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                             $   2,421,785           $   2,661,558
Accrued liabilities:
  Compensation and commissions                                     550,008                 714,171
  Income taxes                                                      (5,545)                 21,800
  Product warranties                                               360,000                 375,000
  Other                                                            775,559                 726,765
Current maturities of long-term debt                               186,779                 191,818
                                                             -------------           -------------
Total current liabilities                                        4,288,586               4,691,112
                                                             -------------           -------------

LONG-TERM DEBT, less current maturities                          3,603,808               3,646,867
                                                             -------------           -------------

STOCKHOLDERS' EQUITY
Preferred stock
Common stock                                                       268,489                 267,889
Additional paid-in capital                                      10,916,810              10,884,910
Retained earnings                                                6,058,573               5,994,455
Cumulative translation adjustments                                 (16,826)                (16,805)
                                                             -------------           -------------
Total stockholders' equity                                      17,227,046              17,130,449
                                                             -------------           -------------
TOTAL                                                        $  25,119,440             $25,468,428
                                                             =============           =============

See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)

                                                                 1995                   1994
                                                                 ----                   ----
NET SALES                                                    $6,958,330              $6,534,339

COST OF GOODS SOLD                                            3,646,439               3,217,604
                                                             ----------              ----------

GROSS PROFIT                                                  3,311,891               3,316,735
                                                             ----------              ----------

OPERATING EXPENSES:
Marketing                                                     2,172,878               2,204,990
Research, development and engineering                           515,828                 366,289
Administrative                                                  441,534                 481,677
                                                             ----------              ----------
Total                                                         3,130,240               3,052,956
                                                             ----------              ----------

INCOME FROM OPERATIONS                                          181,651                 263,779
                                                             ----------              ----------

OTHER INCOME (EXPENSE):
Interest expense                                                (97,034)                (94,292)
Interest income                                                  22,501                  38,268
Equity in loss of investments                                                           (15,000)
                                                             ----------              ----------
Total                                                           (74,533)              (  71,024)
                                                             ----------              ----------

INCOME BEFORE INCOME TAXES                                      107,118                 192,755
                                                             ----------              ----------

INCOME TAX PROVISION                                             43,000                  77,000
                                                             ----------              ----------

NET INCOME                                                   $   64,118              $  115,755
                                                             ==========              ==========

EARNINGS PER COMMON SHARE:
Primary                                                      $     0.01              $     0.02
Fully diluted                                                      0.01                    0.02
                                                             ==========              ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
Primary                                                       6,709,485               6,791,494
Fully diluted                                                 6,764,236               6,791,494
                                                             ----------              ----------


See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (UNAUDITED)


                                                                            1995            1994
                                                                            ----            ----
OPERATING ACTIVITIES:
Net income                                                             $   64,118       $   115,755
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
       Depreciation                                                       135,698           153,696
       Amortization                                                        16,806            27,871
       Equity in loss of investments                                                         15,000
       Changes in assets and liabilities:
         Accounts receivable                                              192,547            42,800
         Other receivables                                               (190,221)            7,524
         Inventories                                                     (113,467)         (441,636)
         Prepaid expenses                                                 (76,074)            7,566
         Accounts payable                                                (239,794)          274,545
         Accrued liabilities                                             (157,714)           40,992
                                                                        ---------        ----------
Net cash (used in) provided by operating activities                      (368,101)          244,113
                                                                        ---------        ----------

INVESTING ACTIVITIES-
Purchases of property, plant and equipment                               (388,922)          (67,428)
                                                                        ---------        ----------
Net cash used in investing activities                                    (388,922)          (67,428)
                                                                        ---------        ----------

FINANCING ACTIVITIES:
Principal payments on long-term debt                                      (48,098)          (51,242)
Proceeds from the exercise of stock options                                32,500                 _
                                                                       ----------        ----------
Net cash used in financing activities                                     (15,598)          (51,242)
                                                                       ----------        ----------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                       (772,621)          125,443

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          2,398,278         3,452,369
                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 1,625,657       $ 3,577,812
                                                                      ===========       ===========


See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

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


2.  Cash Equivalents

The Company considers all investments with purchased maturities of less than three months to be cash equivalents.


3.  Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at September 30, 1995 and June 30, 1995, respectively:

                                       September 30,                 June 30,
                                           1995                       1995
                                        ----------                -------------
         Component parts                $3,035,605                $2,996,313
         Work in process                 1,279,513                 1,138,060
         Finished units                  2,438,154                 2,505,432
                                        ----------                ----------
         Total inventories              $6,753,272                $6,639,805
                                        ==========                ==========

                            CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                              September 30,          June 30,
                                                  1995                1995
                                               ----------          -------------
     Land and building                         $ 4,525,000          $4,525,000
     Machinery and equipment                     1,643,144           1,586,177
     Furniture and fixtures                        879,695             859,182
     Demonstration and loaner monitors           1,699,549           1,402,841
     Production tooling                          1,222,766           1,208,032
                                                ----------          ----------
     Property, plant and equipment - cost        9,970,154           9,581,232
     Less accumulated depreciation

                                                 2,798,906           2,663,208
                                               -----------         -----------
     Property, plant and equipment - net        $7,171,248          $6,918,024
                                                ==========          ==========


5.  Investments

Investments consist of the following:

                                             September 30,        June 30,
                                                1995                1995
                                              --------            --------
    Intercare Technologies, Inc.              $300,000            $300,000
    Immtech International, Inc.                      -                   -
                                              --------            --------
    Total investments                         $300,000            $300,000
                                              ========            ========

The Company, through its wholly owned subsidiary Criticare Biomedical, Inc., has agreed to purchase from Marquette Venture Partners II, L.P. and MVP II Affiliates Fund, L.P. (collectively, "Sellers"), two entities which are not affiliated with the Company, 1,000,000 shares of the Series A Preferred Stock and 1,200,000 shares of the Series B Preferred Stock of Immtech International, Inc.("Immtech") and a promissory note payable by Immtech in the principal amount of $50,000 pursuant to the terms of a certain Purchase and Sale Agreement as amended or to be amended. In consideration of the

                            CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

Immtech stock and Note, the Company has agreed to issue to the Sellers 333,154 shares of the Company's Common Stock and Criticare Biomedical has agreed to issue a subordinated promissory note, secured solely by the Immtech stock and note, in the principal amount of $1,240,000. The principal balance of the note is payable on the earlier of (a) the seventh anniversary of the date of the note; (b) the closing date of an initial public offering of the stock of Immtech or any sale of the Immtech stock by Criticare Biomedical; or (c) the Company purchasing any additional Immtech stock. The note bears interest at 7% per annum. No interest is payable during the first 12 months of the note and thereafter interest is to be paid quarterly in arrears. When the proposed transaction is completed, the Company will own approximately 35% of the outstanding common stock of Immtech on a fully diluted and as converted basis. This transaction could result in a significant amount of purchased research and development which, depending on the allocation of the purchase price, would be charged to expense upon consummation of the agreement. The purchase is expected to close during the second quarter of fiscal 1996.

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                 Three Months Ended September 30, 1995 and 1994

Results of Operations

Net sales for the three months ended September 30, 1995 increased 6% to $7.0 million from $6.5 million for the same period in fiscal 1995. The increase in sales is due to improved sales in the International division. This increase is due primarily to sales of blood pressure and combination blood pressure and oximetry monitors. These monitors were introduced during the second quarter of fiscal 1995.

The gross profit percentage decreased from 51% for the quarter ended September 30, 1994 to 48% for the quarter ended September 30, 1995. The decrease in gross profit can be attributed to continued price competition.

Operating expenses increased approximately $77,000, or 3%, for the quarter ended September 30, 1995 when compared with the same period in fiscal 1995. Research, development and engineering expenses for the quarter ended September 30, 1995 increased approximately $150,000, or 41%, when compared to the same period in fiscal 1995. This increase relates to expenses incurred for digital oximetry, vital signs monitors and telemetry projects designed for the changing health care environment. The increased expenses for research, development and engineering were partially offset by reductions in marketing and administrative expenses.

Non-operating expenses were $74,533 and $71,024 for the three months ended September 30, 1995 and 1994, respectively. The slight increase in non-operating expenses is due to a reduction in interest income resulting from lower invested cash balances during the three months ended September 30, 1995 when compared to the same period in fiscal 1995.

Net income of $64,118 for the three months ended September 30, 1995 represents a decrease from the net income of $115,755 recorded for the three months ended September 30, 1994. This decreased profitability is due to decreased gross margins combined with an increase in operating expenses resulting from the significantly increased research, development and engineering activities.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (b) The registrant filed no reports on Form 8-K during the quarter ended September 30, 1995.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CRITICARE SYSTEMS, INC.
                                                  (Registrant)

Date       11/14/95                           BY /s/ Richard J. Osowski
------------------------                        -----------------------
                                                 Richard J. Osowski
                                                 Vice President - Finance
                                                 (Chief Accounting Officer and
                                                  Duly Authorized Officer)