Form 10-Q
period 1995-12-31
CRITICARE SYSTEMS INC /DE/
filed 1996-02-14
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                   Form 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1995

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

                        Commission file number -0-16061

                           CRITICARE SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    39-1501563
-------------------------------------------------------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

 20925 Crossroads Circle,   Waukesha, Wisconsin                     53186
-------------------------------------------------------------------------------
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number including area code  (414) 798-8282

                                     N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----   -----

Number of shares outstanding of each class of the registrant's classes of common stock as of February 12, 1996: Class A Common Stock 7,096,272 shares.

                            CRITICARE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1995 AND JUNE 30, 1995

                                  (UNAUDITED)


                                                December 31,     June 30,
        ASSETS                                      1995           1995
                                                ------------   ------------
CURRENT ASSETS:
Cash and cash equivalents                         $1,108,387     $2,398,278
Accounts receivable                                9,517,923      8,608,340
Other receivables                                    346,952        279,458
Inventory                                          7,459,944      6,639,805
Prepaid expenses                                     176,391        166,972
---------------------------------------------------------------------------
Total current assets                              18,609,597     18,092,853
---------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT - NET                7,118,817      6,918,024
---------------------------------------------------------------------------

INVESTMENTS                                          300,000        300,000
---------------------------------------------------------------------------

OTHER ASSETS:
License and patents - net                             96,667        108,373
Goodwill - net                                        34,778         49,178
---------------------------------------------------------------------------
Total other assets                                   131,445        157,551
---------------------------------------------------------------------------
TOTAL                                            $26,159,859    $25,468,428
---------------------------------------------------------------------------

  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                 $ 3,535,046    $ 2,661,558
Accrued liabilities:
 Compensation and commissions                        664,829        714,171
 Income taxes                                         37,355         21,800
 Product warranties                                  350,000        375,000
 Other                                               842,488        726,765
Current maturities of long-term debt                 188,104        191,818
---------------------------------------------------------------------------
Total current liabilities                          5,617,822      4,691,112
---------------------------------------------------------------------------

LONG-TERM DEBT, less current maturities            4,793,509      3,646,867
---------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock
Common stock                                         281,815        267,889
Additional paid-in capital                        11,799,484     10,884,910
Retained earnings                                  3,684,054      5,994,455
Cumulative translation adjustments                   (16,825)       (16,805)
---------------------------------------------------------------------------
Total stockholders' equity                        15,748,528     17,130,449
---------------------------------------------------------------------------
TOTAL                                            $26,159,859    $25,468,428
---------------------------------------------------------------------------


See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                  (UNAUDITED)


                                                   1995          1994
                                                -----------   -----------

NET SALES                                       $15,694,342   $13,997,414

COST OF GOODS SOLD                                8,022,563     7,051,889
-------------------------------------------------------------------------

GROSS PROFIT                                      7,671,779     6,945,525
-------------------------------------------------------------------------

OPERATING EXPENSES:
Marketing                                         5,063,968     4,596,247
Research, development and engineering             1,184,470       835,771
Administrative                                      955,011       945,978
-------------------------------------------------------------------------
Total                                             7,203,449     6,377,996
-------------------------------------------------------------------------

INCOME FROM OPERATIONS                              468,330       567,529
-------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                   (196,855)     (187,567)
Interest income                                      38,124        90,593
Equity in loss of investments                    (2,500,000)      (30,000)
-------------------------------------------------------------------------
Total                                            (2,658,731)     (126,974)
-------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                (2,190,401)      440,555
-------------------------------------------------------------------------

INCOME TAX PROVISION                                120,000       172,000
-------------------------------------------------------------------------

NET INCOME (LOSS)                               $(2,310,401)  $   268,555
-------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
Primary                                         $     (0.34)  $      0.04
Fully diluted                                         (0.34)         0.04
-------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
Primary                                           6,723,233     6,730,389
Fully diluted                                     6,723,233     6,730,389
-------------------------------------------------------------------------



See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                  (UNAUDITED)


                                                   1995          1994
                                                -----------   -----------

NET SALES                                        $8,736,012    $7,463,075

COST OF GOODS SOLD                                4,376,124     3,834,285
-------------------------------------------------------------------------

GROSS PROFIT                                      4,359,888     3,628,790
-------------------------------------------------------------------------

OPERATING EXPENSES:
Marketing                                         2,891,090     2,391,257
Research, development and engineering               668,642       469,482
Administrative                                      513,477       464,301
-------------------------------------------------------------------------
Total                                             4,073,209     3,325,040
-------------------------------------------------------------------------

INCOME FROM OPERATIONS                              286,679       303,750
-------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                    (99,821)      (93,275)
Interest income                                      15,623        52,325
Equity in loss of investments                    (2,500,000)      (15,000)
-------------------------------------------------------------------------
Total                                            (2,584,198)      (55,950)
-------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                (2,297,519)      247,800
-------------------------------------------------------------------------

INCOME TAX PROVISION                                 77,000        95,000
-------------------------------------------------------------------------

NET INCOME (LOSS)                               $(2,374,519)   $  152,800
-------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
Primary                                         $     (0.35)   $     0.02
Fully diluted                                         (0.35)         0.02
-------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING
Primary                                           6,723,233     6,730,389
Fully diluted                                     6,723,233     6,730,389
-------------------------------------------------------------------------



See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                  (UNAUDITED)

                                                      1995           1994
                                                      ----           ----
OPERATING ACTIVITIES:
Net (loss) income                                  $(2,310,401)  $   268,555
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
    Depreciation                                       279,595       296,640
    Amortization                                        26,106        62,551
    Equity in loss of investments                    2,500,000        30,000
    Changes in assets and liabilities:
        Accounts receivable                           (909,583)      303,501
        Other receivables                              (67,494)      (49,680)
        Inventories                                   (820,139)   (1,757,094)
        Prepaid expenses                                (9,419)       19,556
        Accounts payable                               873,469     1,216,293
        Accrued liabilities                           (307,065)      152,236
------------------------------------------------------------------------------
Net cash (used in) provided by operating activities   (744,931)      542,558
------------------------------------------------------------------------------

INVESTING ACTIVITIES-
Purchases of property, plant and equipment            (480,388)     (216,667)
------------------------------------------------------------------------------
Net cash used in investing activities                 (480,388)     (216,667)


FINANCING ACTIVITIES:
Principal payments on long-term debt                   (97,072)      (97,237)
Proceeds from the exercise of stock options             32,500             _
------------------------------------------------------------------------------
Net cash used in financing activities                  (64,572)      (97,237)
------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                   (1,289,891)      228,654

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       2,398,278     3,452,369
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $ 1,108,387   $ 3,681,023
------------------------------------------------------------------------------


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


3.  Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at December 31, 1995 and June 30, 1995, respectively:

                                       December 31,    June 30,
                                          1995           1995
                 ----------------------------------------------
                 Component parts        $3,021,464   $2,996,313
                 Work in process         1,525,919    1,138,060
                 Finished units          2,912,561    2,505,432
                 ----------------------------------------------
                 Total inventories      $7,459,944   $6,639,805
                 ----------------------------------------------

                            CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:


                                              December 31,   June 30,
                                                 1995          1995
        --------------------------------------------------------------
        Land and building                     $4,525,000    $4,525,000
        Machinery and equipment                1,679,714     1,586,177
        Furniture and fixtures                   884,080       859,182
        Demonstration and loaner monitors      1,642,342     1,402,841
        Production tooling                     1,330,484     1,208,032
        --------------------------------------------------------------
        Property, plant and equipment - cost   0,061,620     9,581,232
        Less accumulated depreciation          2,942,803     2,663,208
        --------------------------------------------------------------
        Property, plant and equipment - net   $7,118,817    $6,918,024
        --------------------------------------------------------------



5.  Investments

Investments consist of the following:


                                            December 31,   June 30,
                                               1995          1995
           -----------------------------------------------------------
           Intercare Technologies, Inc.      $300,000      $300,000
           Immtech International, Inc.          -            -
           -----------------------------------------------------------

           Total investments                 $300,000      $300,000
           -----------------------------------------------------------


During the second quarter of fiscal 1996, the Company, through its wholly owned subsidiary Criticare Biomedical, Inc., purchased from Marquette Venture Partners II, L.P. and MVP II Affiliates Fund, L.P. (collectively, "Sellers"), two entities which are not affiliated with the Company, 1,000,000 shares of the Series A Preferred Stock and 1,200,000 shares of the Series B Preferred Stock of Immtech International, Inc. ("Immtech") and a promissory note payable by Immtech in the principal amount of $50,000 pursuant to the terms of a certain Purchase and Sale Agreement.

                            CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

The acquisition price has been assigned a value of $2,500,000 based upon a preliminary estimate by Company management of the fair value of the consideration given by the Company. In consideration of the Immtech stock and Note, the Company issued to the Sellers 333,154 shares of the Company's Common Stock and Criticare Biomedical has issued a subordinated promissory note, secured solely by the Immtech stock and note, in the principal amount of $1,240,000. The principal balance of the note is payable on the earlier of (a) the seventh anniversary of the date of the note; (b) the closing date of an initial public offering of the stock of Immtech or any sale of the Immtech stock by Criticare Biomedical; or (c) the Company purchasing any additional Immtech stock. The note bears interest at 7% per annum. No interest is payable during the first 12 months of the note and thereafter interest is to be paid quarterly in arrears. In accordance with applicable accounting rules, the purchase price was allocated to research and development and charged to expense upon the consummation of the agreement. The Company currently owns approximately 35% of the outstanding common stock of Immtech on a fully diluted and as converted basis. The investment in Immtech is accounted for using the equity method.

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                  Six Months Ended December 31, 1995 and 1994

Results of Operations

Net sales for the six months ended December 31, 1995 increased 12% to $15.7 million from $14.0 million for the same period in fiscal 1995. Sales increased in all three divisions. The Domestic Hospital sales increase is due primarily to improved Maestro ECG telemetry sales and the introduction of the "Scholar", which represents the Company's next generation of monitoring products. The Alternate Care and International sales improvement is attributable to increased oximetry and blood pressure monitor sales. The International sales improvement was also favorably impacted by the introduction of the "Scholar II", a vital signs monitor.

The gross profit percentage decreased from 50% for the six months ended December 31, 1994 to 49% for the six months ended December 31, 1995. The decrease in gross profit can be attributed to continued price competition primarily in the International division.

Operating expenses increased approximately $825,000, or 13%, for the six months ended December 31, 1995 when compared with the same period in fiscal 1995. Marketing expenses increased approximately $468,000, or 10%, when compared to the same period in fiscal 1995. The increase in marketing expenses relates to increased commissions resulting from the increased sales and additional promotional expenses related to the new product introductions. As a percentage of sales, marketing expenses decreased to 32% for the six months ended December 31, 1995 from 33% for the same period in fiscal 1995. Research, development and engineering expenses for the six months ended December 31, 1995 increased approximately $349,000, or 42%, when compared to the same period in fiscal 1995. This increase relates to expenses incurred in connection with new product development, primarily new vital signs monitors, telemetry projects and digital oximetry designed for the changing health care environment.

Non-operating expenses were $2,658,731 and $126,974 for the six months ended December 31, 1995 and 1994, respectively. The December 31, 1995 amount includes the $2,500,000 write-off recorded upon the acquisition of additional stock in Immtech. The write-off relates to the allocation of the purchase price to research and development which must be expensed.

The net loss of $2,310,401 for the six months ended December 31, 1995 compares to net income of $268,555 recorded for the six months ended December 31, 1994. The change reflects the write-off recorded related to the Immtech acquisition. If the effect of the Immtech transaction was excluded, net income for the six months ended December 31, 1995 would be $189,599.

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                 Three Months Ended December 31, 1995 and 1994

Results of Operations

Net sales for the three months ended December 31, 1995 increased 17% to $8.7 million from $7.5 million for the same period in fiscal 1995. Sales increased in all three divisions. The Domestic Hospital sales increase is due to improved sales of the Maestro telemetry systems and the introduction of the "Scholar" monitor. Alternate Care sales improvement is attributable to increased sales of oximeters and the Model 1100 vital signs monitor. International sales were favorably impacted by the introduction of "Scholar II".

The gross profit percentage improved to 50% for the quarter ended December 31, 1995 from 49% for the quarter ended December 31, 1994. The improvement is due primarily to improved margins on ECG telemetry sales and decreased manufacturing spending.

Operating expenses increased approximately $748,000, or 23%, for the quarter ended December 31, 1995 when compared with the same period in fiscal 1995. Marketing expenses for the quarter ended December 31, 1995 increased approximately $500,000, or 21%, when compared to the same period in 1995. This increase in marketing expenses relates to increased commissions resulting from the increased sales and additional promotional expenses related to new product introductions. Research, development and engineering expenses for the quarter ended December 31, 1995 increased approximately $199,000, or 42%, when compared to the same period in fiscal 1995. This increase relates to expenses incurred in connection with new product development, primarily new vital signs monitors and telemetry projects designed for the changing health care environment.

Non-operating expenses were $2,584,198 and $55,950 for the three months ended December 31, 1995 and 1994, respectively. The December 31, 1995 amount includes the $2,500,000 write-off recorded upon the acquisition of additional stock in Immtech.

The net loss of $2,374,519 for the three months ended December 31, 1995 compares to net income of $152,800 recorded for the three months ended December 31, 1994. This change is due to the write-off recorded related to the Immtech transaction. If the effect of the Immtech transaction was excluded, net income for the three months ended December 31, 1995 would be $125,481.

The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations and periodic utilization of a commerical line of credit of up to $4,000,000 currently in place.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

        (b) The registrant filed no reports on Form 8-K during the quarter ended December 31, 1995.



















                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CRITICARE SYSTEMS, INC.
                                             (Registrant)


Date     02/14/96                       BY
    ----------------                       ---------------------------------
                                           Richard J. Osowski
                                           Vice President - Finance
                                           (Chief Accounting Officer and
                                           Duly Authorized Officer)