Form 10-Q
period 1996-03-31
CRITICARE SYSTEMS INC /DE/
filed 1996-05-14
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   Form 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----- EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----- EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------
                        Commission file number -0-16061

                           CRITICARE SYSTEMS, INC.
  ----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                   39-1501563
  ----------------------------------------------------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
    of incorporation or organization)

   20925 Crossroads Circle,   Waukesha, Wisconsin              53186
  ----------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code  (414) 798-8282
                                                   ---------------------------
                                     N/A
- ------------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
     ---      ---
Number of shares outstanding of each class of the registrant's classes of common stock as of May 9, 1996: Class A Common Stock 7,103,272 shares.

                            CRITICARE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND JUNE 30, 1995

                                  (UNAUDITED)


                                                March 31,     June 30,
                     ASSETS                       1996          1995
                                              ------------  -----------
         CURRENT ASSETS:
         Cash and cash equivalents             $   310,692  $ 2,398,278
         Accounts receivable                     9,547,267    8,608,340
         Other receivables                         416,918      279,458
         Inventory                               8,374,241    6,639,805
         Prepaid expenses                          339,244      166,972
         --------------------------------------------------------------
         Total current assets                   18,988,362   18,092,853
         --------------------------------------------------------------

         PROPERTY, PLANT AND EQUIPMENT - NET     7,734,423    6,918,024
         --------------------------------------------------------------

         INVESTMENTS                               300,000      300,000
         --------------------------------------------------------------

         OTHER ASSETS:
         License and patents - net                  94,567      108,373
         Goodwill - net                             27,578       49,178
         --------------------------------------------------------------
         Total other assets                        122,145      157,551
         --------------------------------------------------------------
         TOTAL                                 $27,144,930  $25,468,428
         --------------------------------------------------------------

          LIABILITIES AND STOCKHOLDERS' EQUITY
         CURRENT LIABILITIES:
         Accounts payable                      $ 4,516,095  $ 2,661,558
         Accrued liabilities:
          Compensation and commissions             546,141      714,171
          Income taxes                            (115,515)      21,800
          Product warranties                       350,000      375,000
          Other                                    741,527      726,765
         Short-term borrowings                     500,000
         Current maturities of long-term debt      189,314      191,818
         --------------------------------------------------------------
         Total current liabilities               6,727,562    4,691,112
         --------------------------------------------------------------

         LONG-TERM DEBT, less current
          maturities                             4,742,072    3,646,867
         --------------------------------------------------------------

         STOCKHOLDERS' EQUITY
         Preferred stock
         Common stock                              284,131      267,889
         Additional paid-in capital             11,941,618   10,884,910
         Retained earnings                       3,466,372    5,994,455
         Cumulative translation adjustments        (16,825)     (16,805)
         --------------------------------------------------------------
         Total stockholders' equity             15,675,296   17,130,449
         --------------------------------------------------------------
         TOTAL                                 $27,144,930  $25,468,428
         --------------------------------------------------------------


         See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)


                                                  1996             1995
                                               -----------      ----------
     NET SALES                                $23,405,685      $21,224,716

     COST OF GOODS SOLD                        12,018,780       10,561,680
     ---------------------------------------------------------------------
     GROSS PROFIT                              11,386,905       10,663,036
     ---------------------------------------------------------------------

     OPERATING EXPENSES:
     Marketing                                  7,884,941        7,181,284
     Research, development and engineering      1,817,447        1,368,513
     Administrative                             1,455,563        1,397,323
     ---------------------------------------------------------------------
     Total                                     11,157,951        9,947,120
     ---------------------------------------------------------------------

     INCOME FROM OPERATIONS                       228,954          715,916
     ---------------------------------------------------------------------

     OTHER INCOME (EXPENSE):
     Interest expense                            (313,548)        (279,801)
     Interest income                               41,511          137,377
     Equity in loss of investments             (2,500,000)         (45,000)
     ---------------------------------------------------------------------
     Total                                     (2,772,037)        (187,424)
     ---------------------------------------------------------------------

     INCOME (LOSS) BEFORE INCOME TAXES         (2,543,083)         528,492
     ---------------------------------------------------------------------

     INCOME TAX (BENEFIT) PROVISION               (15,000)         207,000
     ---------------------------------------------------------------------

     NET INCOME (LOSS)                        $(2,528,083)     $   321,492
     ---------------------------------------------------------------------

     EARNINGS (LOSS) PER COMMON SHARE:
     Primary                                  $     (0.37)     $      0.05
     Fully diluted                                  (0.37)            0.05
     ---------------------------------------------------------------------

     WEIGHTED AVERAGE NUMBER OF COMMON
      SHARES OUTSTANDING
     Primary                                    6,811,268        6,730,389
     Fully diluted                              6,811,268        6,730,389
     ---------------------------------------------------------------------



See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)


                                                1996              1995
                                             -----------       -----------
      NET SALES                              $7,711,343         $7,227,302

      COST OF GOODS SOLD                      3,996,217          3,509,791
      --------------------------------------------------------------------
      GROSS PROFIT                            3,715,126          3,717,511
      --------------------------------------------------------------------

      OPERATING EXPENSES:
      Marketing                               2,820,973          2,585,037
      Research, development and engineering     632,977            532,742
      Administrative                            500,552            451,345
      --------------------------------------------------------------------
      Total                                   3,954,502          3,569,124
      --------------------------------------------------------------------

      INCOME (LOSS) FROM OPERATIONS            (239,376)           148,387
      --------------------------------------------------------------------

      OTHER INCOME (EXPENSE):
      Interest expense                         (116,693)           (92,234)
      Interest income                             3,387             46,784
      Equity in loss of investments                                (15,000)
      --------------------------------------------------------------------
      Total                                    (113,306)           (60,450)
      --------------------------------------------------------------------

      INCOME (LOSS) BEFORE INCOME TAXES        (352,682)            87,937
      --------------------------------------------------------------------

      INCOME TAX PROVISION (BENEFIT)           (135,000)            35,000
      --------------------------------------------------------------------
      NET INCOME (LOSS)                      $ (217,682)        $   52,937
      --------------------------------------------------------------------

      EARNINGS (LOSS) PER COMMON SHARE:
      Primary                                $    (0.03)        $     0.01
      Fully diluted                               (0.03)              0.01
      --------------------------------------------------------------------

      WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING
      Primary                                 6,811,268          6,730,389
      Fully diluted                           6,811,268          6,730,389
      --------------------------------------------------------------------



See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (UNAUDITED)



                                                          1996          1995
                                                      -----------   -----------
 OPERATING ACTIVITIES:
 Net (loss) income                                    $(2,528,083)  $   321,492
 Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation                                          446,143       428,454
    Amortization                                           35,406        85,065
    Equity in loss of investments                       2,500,000        45,000
    Changes in assets and liabilities:
        Accounts receivable                              (938,927)      684,777
        Other receivables                                (137,460)     (188,003)
        Inventories                                    (1,734,436)   (2,801,052)
        Prepaid expenses                                 (172,272)        3,120
        Accounts payable                                1,854,517     1,623,655
        Accrued liabilities                              (679,583)     (151,306)
 ------------------------------------------------------------------------------
 Net cash (used in) provided by operating activities   (1,354,695)       51,202
 ------------------------------------------------------------------------------

 INVESTING ACTIVITIES-
 Purchases of property, plant and equipment            (1,262,542)     (360,231)
 ------------------------------------------------------------------------------
 Net cash used in investing activities                 (1,262,542)     (360,231)
 ------------------------------------------------------------------------------
 FINANCING ACTIVITIES:
 Principal payments on long-term debt                    (147,299)     (144,272)
 Utilization of line of credit                            500,000
 Proceeds from the exercise of stock options              176,950
 ------------------------------------------------------------------------------
 Net cash used in financing activities                    529,651      (144,272)
 ------------------------------------------------------------------------------
 NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                     (2,087,586)     (453,301)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         2,398,278     3,452,369
 ------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD             $   310,692   $ 2,999,068
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


3.  Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 1996 and June 30, 1995, respectively:

                                         March 31,    June 30,
                                          1996          1995
                  --------------------------------------------
                  Component parts       $3,371,105  $2,996,313
                  Work in process        1,747,372   1,138,060
                  Finished units         3,255,764   2,505,432
                  --------------------------------------------
                  Total inventories     $8,374,241  $6,639,805
                  --------------------------------------------

                            CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:


                                               March 31,      June 30,
                                                 1996           1995
        --------------------------------------------------------------
        Land and building                     $4,525,000    $4,525,000
        Machinery and equipment                1,668,994     1,586,177
        Furniture and fixtures                   886,384       859,182
        Demonstration and loaner monitors      1,918,423     1,402,841
        Production tooling                     1,844,973     1,208,032
        --------------------------------------------------------------
        Property, plant and equipment - cost  10,843,774     9,581,232
        Less accumulated depreciation          3,109,351     2,663,208
        --------------------------------------------------------------
        Property, plant and equipment - net   $7,734,423    $6,918,024
        --------------------------------------------------------------



5.  Investments

Investments consist of the following:


                                             March 31,   June 30,
                                               1996        1995
             ----------------------------------------------------
             Intercare Technologies, Inc.     $300,000   $300,000
             Immtech International, Inc.         -          -
             ----------------------------------------------------
             Total investments                $300,000   $300,000
             ----------------------------------------------------


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

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                   Nine Months Ended March 31, 1996 and 1995

Results of Operations

Net sales for the nine months ended March 31, 1996 increased 10% to $23.4 million from $21.2 million for the same period in fiscal 1995. Sales increased in all three divisions. The Domestic Hospital sales increase is due primarily to improved Maestro ECG telemetry sales and the introduction of the "Scholar", which represents the Company's next generation of monitoring products. The Alternate Care sales improvement is attributable to increased sales of combination oximetry and blood pressure monitors. The International sales improvement is due to the introduction of the "Scholar" and "Scholar II" and increased sales of the Model 1100 Vital Signs monitor.

The gross profit percentage decreased from 50% for the nine months ended March 31, 1995 to 49% for the nine months ended March 31, 1996. The decrease in gross profit can be attributed to continued price competition.

Operating expenses increased approximately $1,211,000, or 12%, for the nine months ended March 31, 1996 when compared with the same period in fiscal 1995. Marketing expenses increased approximately $700,000, or 10%, when compared to the same period in fiscal 1995. The increase in marketing expenses relates to increased commissions resulting from the increased sales and additional promotional expenses related to the new product introductions. Research, development and engineering expenses for the nine months ended March 31, 1996 increased approximately $449,000, or 33%, when compared to the same period in fiscal 1995. This increase relates to expenses incurred in connection with new product development, primarily new vital signs monitors, telemetry projects and digital oximetry designed for the changing health care environment.

Non-operating expenses were $2,772,037 and $187,424 for the nine months ended March 31, 1996 and 1995, respectively. The March 31, 1996 amount includes the $2,500,000 write-off recorded upon the acquisition of additional stock in Immtech. The write-off relates to the allocation of the purchase price to research and development which must be expensed.

The net loss of $2,528,083 for the nine months ended March 31, 1996 compares to net income of $321,492 recorded for the nine months ended March 31, 1995. The change reflects the write-off related to the Immtech acquisition and the increased operating expenses.

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                   Three Months Ended March 31, 1996 and 1995

Results of Operations

Net sales for the three months ended March 31, 1996 increased 7% to $7.7 million from $7.2 million for the same period in fiscal 1995. The increased sales is primarily attributable to the International division. This increase is due primarily to sales of "Scholar" and "Scholar II", products which were introduced in the second quarter of fiscal 1996.

The gross profit percentage decreased from 51% for the quarter ended March 31, 1995 to 48% for the quarter ended March 31, 1996. The decrease is due to continued price competition.

Operating expenses increased approximately $385,000, or 11%, for the quarter ended March 31, 1996 when compared with the same period in fiscal 1995. Marketing expenses for the quarter ended March 31, 1996 increased approximately $236,000, or 9%, when compared to the same period in 1995. This increase in marketing expenses relates to increased commissions resulting from the increased sales and additional promotional expenses related to new product introductions. Research, development and engineering expenses for the quarter ended March 31, 1996 increased approximately $100,000, or 19%, when compared to the same period in fiscal 1995. This increase relates to expenses incurred in connection with new product development, primarily new vital signs monitors, telemetry projects and digital oximetry designed for the changing health care environment.

Non-operating expenses were $113,306 and $60,450 for the three months ended March 31, 1996 and 1995, respectively. This increase is due to additional interest expense resulting from the note issued upon the acquisition of additional Immtech stock and periodic borrowing under the Company's line of credit. Interest income decreased due to lower cash balances on hand.

The net loss of $217,682 for the three months ended March 31, 1996 compares to net income of $52,937 recorded for the three months ended March 31, 1995. This change is due to the increased operating expenses incurred for new product development and promotion.

The Company's cash balance has decreased due to increased accounts receivable and inventory levels, increased investment in demonstration and loaner monitors and production tooling and increased spending related to new product development and promotion. Accounts receivable have increased as a result of international sales becoming a larger percentage of total sales.
Historically, international sales have had a longer collection period. The increase in inventory is due to the expanded product line and sales for the quarter ended March 31, 1996 being below forecasted levels. The increase in demonstration and loaner monitors is due to the expanded product line and the increased number of sales representatives requiring demonstration monitors.
The production tooling acquisitions relate to the new products offered by the Company. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations and periodic utilization of a commercial line of credit of up to $4,000,000 currently in place.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (b) The registrant filed no reports on Form 8-K during the quarter ended March 31, 1996.








                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CRITICARE SYSTEMS, INC.
                                          (Registrant)


Date      5/09/96                    BY
- -----------------                       ---------------------------------
                                        Richard J. Osowski
                                        Senior Vice President - Finance
                                        (Chief Accounting Officer and
                                         Duly Authorized Officer)