Form 10-K405
period 1996-06-30
CRITICARE SYSTEMS INC /DE/
filed 1996-09-27
CIK 812121

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

[x] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [fee required] for the fiscal year ended June 30, 1996.

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [no fee required] for the transition period from
to       .

                       Commission file number 0-16061

                           Criticare Systems, Inc.
           (Exact name of registrant as specified in its charter)


           Delaware                                 39-1501563
  -------------------------------       ---------------------------------
  (State or other jurisdiction of       (IRS Employer Identification No.)
   incorporation or organization)

            20925 Crossroads Circle, Waukesha, Wisconsin    53186
          ---------------------------------------------------------
          (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  414-798-8282

         Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
      Title of each class                                which registered
              NA                                                NA
      -------------------                            ------------------------

         Securities registered pursuant to Section 12(g) of the Act:

                     Voting Common Stock, $.04 Par Value
              -------------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

     The aggregate market value of the voting common stock held by nonaffiliates of the Registrant as of August 31, 1996 was $19,602,748.

     On August 31, 1996, there were outstanding 7,128,272 shares of the Registrant's $.04 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1996 are incorporated by reference into Part II of this report.

     Portions of the Proxy Statement for the Annual Meeting of the Stockholders of the Registrant to be held November 1, 1996 are incorporated by reference into Part III of this report.


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

     To meet the needs of end-users in a wide variety of patient settings, the Company has developed a broad line of patient monitors which combine one or more of its patented or other proprietary technologies, for monitoring oxygen saturation, carbon dioxide and anesthetic agents, with standard monitoring technologies that provide electrocardiogram ("ECG"), invasive and noninvasive blood pressures, temperature, heart rate and respiration rate. In addition, the Company's VitalView telemetry system allows one nurse to monitor up to eight
                                      2
patients simultaneously from a convenient central location. This allows hospitals to move out of the intensive care unit ("ICU") those patients that require continuous monitoring, but do not need all of an ICU's extensive and costly personnel and equipment resources.

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

     Model 503, 503S, 504, 504P, 504US, 504USP and 504O (PONI) Pulse Oximeters. Criticare's complete line of pulse oximeters meet the needs of virtually all clinical environments: adult, pediatric and neonatal intensive care units, operating rooms, emergency rooms, nursing homes, physicians' offices and ambulances. The line is designed to provide accuracy and convenience at a competitive cost to the end-user.

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

     Scholar(TM). The Scholar monitor series specifically addresses the needs of small hospitals with broad clinical needs (the monitoring of ECG, blood oxygen saturation, noninvasive blood pressure, temperature and invasive blood pressure) but whose budgets are small. Scholar offers all the primary features a hospital needs with the capability of adding more features if desired. Scholar monitors are available with printer and recorder capability and can transmit data to Criticare's Maestro and Vital View Central Stations.

     Model 1100 Anesthesia Monitor. The Model 1100 monitor provides patient monitoring for a wide variety of cardio-pulmonary parameters in an integrated system. The Model 1100 is able to monitor two ECG waveforms, noninvasive blood pressure, three types of invasive blood pressure, respiration rate, heart rate, temperature, oxygen saturation, inspired/expired oxygen, carbon dioxide and the range of anesthetic gases, including recently developed anesthetic agents such as desflurane and sevoflurane. The Model 1100 uses the Company's proprietary disposable respiratory secretion filter system and is designed to accommodate low-flow anesthesia situations.

     Model 602-3B, 602-6B, 602-11 and 602-13 Gas Monitors. The 602 series provides monitoring of carbon dioxide, pulse oximetry and anesthetic agents using Criticare's proprietary infrared technology. The 602 IQ series of operating room monitors provides automatic identification and quantification of all five approved anesthetic agents simultaneously.

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

     Vital View(TM). The Vital View central station makes it possible for one nurse or technician to monitor numerous patients simultaneously. The Vital View can receive, display and store data from a wide variety of Criticare monitors including the Scholar, 507E and MPT.

     MPT(TM). The MPT (Multiple Parameter Telemetry) monitor allows the transmission of vital signs (ECG, blood oxygen saturation and noninvasive blood pressure) on a real time basis to a Vital View central station while the patient is ambulatory. The Company believes the MPT is the first device of its kind. In today's healthcare environment, hospitals need to move patients from expensive critical care departments as quickly as possible to less expensive general nursing floors. MPT, because of its complete monitoring capability and its lower cost, allows the patient to be ambulatory while still being monitored for all vital signs. MPT has not yet been approved by the FDA, although the Company has submitted the 510(k) application and expects approval this calendar year.

     Pulse Oximetry Sensors. Criticare has designed proprietary, noninvasive sensors that can be used on any patient, from a premature infant to a full-grown adult. Criticare's line of reusable pulse oximetry sensors offers users significant cost savings compared to disposables. Criticare's reusable sensors generally last longer than the one-year warranty period and are easily and inexpensively cleaned between uses. Criticare's reusable sensors include a finger sensor for routine applications and a multisite sensor for increased placement flexibility. The multisite sensor is fully immersible, allowing for sterilization between patients. Last year the Company introduced the "Shell" sensor, the first reusable sensor with a removable hard cover. The cover can be inexpensively replaced if it becomes damaged, saving hundreds of dollars over buying a new sensor. The Shell sensor is also the first reusable sensor on the market that can be fully dismantled and immersed for improved cleaning and sterilization between patients if required. The Company also sells a range of disposable sensors designed for single use in cases where the facility would prefer to use a patient charge disposable product.

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

Products Under Development

     Digital Oximetry DOT(TM). The Company is in the later stages of developing an improved oxygen saturation monitor incorporating a digital electronic signal which allows more accurate saturation readings in conditions influenced by light, motion or temperature artifact than the analog electronic signal used in current oxygen saturation monitors.

     Vital Signs(TM). The hand-held Vital Signs monitor measures heart rate, oxygen saturation, noninvasive blood pressure and temperature using a hand-held monitor weighing less than two pounds. These features make the Vital Signs monitor well-suited for use on nursing floors and in physicians' offices, ambulances and home healthcare organizations.

     Home View. The Company is in the active stage of developing a home care application of the MPT (Multiple Parameter Telemetry) monitor and the Vital View central station. When completed, the Home View system will allow patients to be monitored, on a real time basis, using telephone modems to transmit data to the care giver at a remote (hospital or home care) facility thereby further reducing the cost of monitoring certain patients in the high cost hospital environment.

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

Marketing and Sales

     Domestic Sales. The Company's hospital division markets the Company's products through a combination of direct sales employees and select regional specialty dealers. The Company believes this form of distribution allows it to concentrate its efforts on its more sophisticated products, the Model 602 POET IQ, Model 1100 and Scholar Vital Signs monitors, the Vital View central station and MPT (Multiple Parameter Telemetry), products which afford hospitals the opportunity to address cost containment issues. The Company is focusing its distribution efforts on hospitals with over 100 beds; such hospitals comprise over one-half of the United States' 7,500 hospitals.

     As of August 31, 1996, the Company's direct sales force included seven sales people, two regional managers and one executive manager. The Company has augmented its direct sales effort by the appointment of ten key regional specialty dealers employing approximately 35 sales people to improve specific market penetration while adhering to prudent cost of sale guidelines. This strategy will be continued until specific market share targets are achieved and demand increases for the new products.

     The Company's alternate care division markets the Company's products, primarily the Model 503, Model 504, Model 507 and POET TE monitors, to domestic alternate care providers such as free-standing surgery centers, oral and plastic surgery suites, other out-patient clinics, home care services, extended care facilities and medical transport vehicles. As of August 31, 1996, the Company served this market through 60 independent dealers and distributors employing approximately 650 sales people. The Company also sells monitors to third party rental and leasing companies. The Company does not lease products directly.

     International Sales. One of the Company's principal marketing strategies has been to target international markets, particularly Western Europe, Latin America and the Pacific Rim countries. During fiscal 1996, Criticare sold its products principally to hospitals in over 79 countries through over 96 independent dealers. The Company's wholly owned subsidiary, Criticare International GmbH Marketing Services ("Criticare International"), coordinates international sales and distribution. Criticare believes demand for the Company's products in international markets is primarily driven by cost containment concerns, and increased interest in using quality patient monitoring for improved patient management.

     In fiscal 1996, 46.2% of Criticare's net sales, or $14.6 million, was attributable to international sales, of which approximately 44% was from sales in Western Europe, 28% was from sales to Pacific Rim countries and 28% was from sales to Canada and South America. In fiscal 1995, 49.1% of Criticare's net sales, or $14.1 million, was attributable to international sales. In fiscal 1994, 46.5% or $14.0 million, of Criticare's net sales was attributable to exports. There are no material identifiable assets of the Company located in foreign markets. The Company sells its products in United States dollars and is not subject to significant currency risks; however, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less price competitive in those markets.

     Clinical Support. At August 31, 1996, Criticare employed two clinical support specialists to provide customer training and education, primarily to domestic hospitals. The clinical support staff also assists in the periodic training and education of the direct sales force. In addition, the direct sales force maintains contact with end-users and provides additional training and updates. Clinical support in foreign markets is provided by Criticare International sales coordinators.

     Warranty and Service. Criticare believes that customer service is a key element of its marketing program. Criticare's monitors are warranted against defects for one year and its reusable sensors for six months. If a problem develops with a Criticare product while under warranty, the Company typically provides a replacement unit until the product can be repaired at the Company's facility. At August 31, 1996, the Company had a customer service staff of 17 people at its Waukesha, Wisconsin facility. The Company also maintains a product repair facility in Bad Homburg, Germany for its international customers. The Company offers extended warranties and service contracts on all of its monitors.

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

Research, Development and Engineering

     Criticare has focused its research, development and engineering expenditures on products designed to meet identified market demands. The Company seeks to apply its expertise in gas monitoring and related sensor technology to develop new products and adapt existing products for new markets. At August 31, 1996, the Company had an in-house research, development and engineering staff of 24 people. The Company's research, development and engineering expenditures were $2.6 million in fiscal 1996, $1.9 million in fiscal 1995 and $2.4 million in fiscal 1994.

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

Employees

     At August 31, 1996, Criticare had 120 employees in the United States, including 29 in manufacturing and operations, 12 in quality control, 43 in marketing and sales, 12 in administration and 24 in research, development and engineering. At August 31, 1996, Criticare International had 19 employees.

     Many of the Company's technical employees are highly skilled. The Company believes that its continued success depends in part on its ability to continue to attract qualified management, marketing and technical personnel. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Backlog

     Criticare's backlog on June 30, 1996 and 1995 was approximately $841,000 and $899,000, respectively. The backlog at these dates consisted primarily of products for which the sales order specified a delayed delivery date. Criticare generally delivers its products out of inventory when specified by the customer. The Company does not believe that its backlog at any date is indicative of its future sales.

Item 2. PROPERTIES.

     In November 1992, the Company purchased a new 60,000 square foot facility for approximately $4.5 million. The Company's mortgage calls for monthly installments of principal and interest of approximately $35,000 and a final

"balloon" payment of approximately $2.7 million in December 2003. The Company believes this facility will be adequate for the foreseeable future.

Item 3. LEGAL PROCEEDINGS.

     On December 15, 1995, Criticare sued a number of its former employees for improperly diverting corporate resources to pursue their personal business interests through a Bahamian corporation called Pro Med. Criticare asserted both breach of fiduciary duty and conspiracy claims again these former employees, breach of employment agreement against Allan Brack (its former Vice President-International), and sought a declaratory ruling that Mr. Brack be barred from exercising any outstanding stock options by virtue of his improper acts. In April of 1996, Criticare amended its complaint to drop Pro Med and one other individual defendant, Richard Buckley, who Criticare was unable to serve. One of the remaining defendants, Jean-Claude Joubert, moved to dismiss for lack of personal jurisdiction. The court granted his motion and entered judgment dismissing him from the case on June 11, 1996. Criticare does not intend at this time to appeal that ruling. The only remaining defendant, Allan Brack, moved for summary judgment on Criticare's breach of fiduciary duty and conspiracy claims. The court recently entered an order refusing to dismiss these claims, but limiting the scope of damages Criticare can seek. Criticare is currently examining settlement possibilities, but remains committed to litigate this action vigorously if it is unable to achieve an overall settlement of its disputed claims with all the former employees who were originally named in the lawsuit. At this time, it is not possible to assess with any degree of accuracy Criticare's likelihood of prevailing on its claims against Mr. Brack, or the potential recovery, if any.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                   PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Incorporated herein by reference to the Company's 1996 Annual Report to Stockholders, page 23.

Item 6. SELECTED FINANCIAL DATA.

     Incorporated herein by reference to the Company's 1996 Annual Report to Stockholders, page 2.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Incorporated herein by reference to the Company's 1996 Annual Report to Stockholders, pages 8 through 10.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated Balance Sheets for the Company at June 30, 1996 and 1995 and Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended June 30, 1996, 1995 and 1994, and notes thereto, are incorporated herein by reference to the Company's 1996 Annual Report to Stockholders, pages 11 through 22.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not changed accountants during the 24 months prior to June 30, 1996. During that period, there were no disagreements with the accountants regarding accounting and financial disclosure.

                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Nominee for Election as Director," "Other Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Executive Officers" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders (the "Criticare Proxy Statement").

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

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     1. Financial Statements. The following consolidated financial statements of the Company, included in the annual report of the Company to its Stockholders for the fiscal year ended June 30, 1996, are incorporated by reference in Item 8.

        Consolidated Balance Sheets - as of June 30, 1996 and 1995.

        Consolidated Statements of Operations - for the years ended June 30, 1996, 1995 and 1994.

        Consolidated Statements of Stockholders' Equity - for the years ended June 30, 1996, 1995 and 1994.

        Consolidated Statements of Cash Flows - for the years ended June 30, 1996, 1995 and 1994.

        Notes to consolidated financial statements.

     2. Financial Statement Schedules:

        Independent Auditors' Report.

        Financial Statement Schedule for the years ending June 30, 1996, 1995 and 1994:


     Schedule
     Number             Description                              Page
     --------           -----------                              ----

     VIII               Valuation and Qualifying Accounts         21
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

        13.1 Annual Report to Stockholders for the Year Ended June 30, 1996.

        21.1 Subsidiaries.

        23.1 Independent Auditors' Consent.

        27   Financial Data Schedule

(b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K for the three months ended June 30, 1996.

(c)  Exhibits.

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)  Financial Statement Schedules.

     The response to this portion of Item 14 is submitted as a separate section of this report.

                                 SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.e

                                        CRITICARE SYSTEMS, INC.

                                        By  /s/ Richard J. Osowski
                                           ------------------------
                                                Richard J. Osowski,
                                           Senior Vice President-Finance

                                        Date:  September 25, 1996

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


Signature                             Title                                Date
- ---------                             -----                                ----

/s/ Gerhard J. Von der Ruhr    Chairman of the Board, President and    September 23, 1996
- ---------------------------
Gerhard J. Von der Ruhr

/s/ N.C. Joseph Lai            Vice Chairman of the Board,             September 19, 1996
- ---------------------------    Vice President and Director
N.C. Joseph Lai

/s/ Richard J. Osowski         Senior Vice President-Finance           September 23, 1996
- ---------------------------    (Principal Financial and Accounting
Richard J. Osowski             Officer)


                               Director                                September __, 1996
- ---------------------------
Karsten Houm

/s/ Milton Datsopoulos         Director                                September 20, 1996
- ---------------------------
Milton Datsopoulos


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Criticare Systems, Inc.:


We have audited the consolidated financial statements of Criticare Systems, Inc. and subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 2, 1996; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Criticare Systems, Inc. listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 2, 1996

                                SCHEDULE VIII

                           CRITICARE SYSTEMS, INC.

                      VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994



            Column A               Column B    Column C    Column D    Column E
            --------              ----------  ----------  ----------  ----------
                                  Balance at  Charged to              Balance at
                                  Beginning   Costs and                 End of
          Description             of Period    Expenses   Deductions    Period
          -----------             ----------  ----------  ----------  ----------
YEAR ENDED JUNE 30, 1994:

Allowance for doubtful accounts     $231,000  $   45,706  $    1,706    $275,000

Reserve for sales returns and       $108,000  $  724,687  $  628,687    $204,000
 allowances

YEAR ENDED JUNE 30, 1995:

Allowance for doubtful accounts     $275,000  $   36,878  $   41,878    $270,000

Reserve for sales returns and       $204,000  $1,172,464  $1,007,464    $369,000
 allowances

YEAR ENDED JUNE 30, 1996

Allowance for doubtful accounts     $270,000  $  130,123  $  105,123    $295,000

Reserve for sales returns and       $369,000  $1,062,793  $  927,793    $504,000
 allowances

                                EXHIBIT INDEX




                                                                      Sequential
  Exhibit                                                             Page
  Number                                                              Number
  -------                                                             ----------

      3.1            Restated Certificate of                          (1)
                     Incorporation of the Company

      3.2            By-Laws of the Company                           (1)

      4.1            Specimen Common Stock                            (1)
                     certificate

     10.1            Employment Agreement of                          (1)
                     Gerhard J. Von der Ruhr

     10.2            Employment Agreement of                          (1)
                     N.C. Joseph Lai

     10.3            Blatz House Offices Limited                      (1)
                     Partnership

     10.4            Option Agreement dated March 12,                 (1)
                     1991 between the Company and
                     American Healthcare Systems

     10.5            1992 Employee Stock Option Plan                  (1)

     10.6            1992 Nonemployee Stock Option Plan               (1)

     10.7            1987 Employee Stock Option Plan                  (1)

     10.8            1987 Nonemployee Stock Option Plan               (1)

     10.9            Form of Executive Officer and                    (1)
                     Director Indemnity Agreement

    10.10            Employment Agreement of Richard J. Osowski       (1)

    10.11            Revised Option Agreement between the             (1)
                     Company and AmHS Purchasing Partners,
                     L.P. dated as of July 1, 1993(1)




    11.1             Statement regarding computation
                     of per share earnings                        24

    13.1             Annual Report to Stockholders
                     for the year ended June 30, 1996             25

    21.1             Subsidiaries                                 41

    23.1             Independent Auditors' Consent                42

    27               Financial Data Schedule                      43

(1) Exhibit incorporated by reference as indicated in Part IV.