Form 10-Q
period 1996-09-30
CRITICARE SYSTEMS INC /DE/
filed 1996-11-12
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                   Form 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               -----------   ------------

                        Commission file number -0-16061
                                               --------

                             CRITICARE SYSTEMS, INC.
          ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      39-1501563
   --------------------------------------------------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
    of incorporation or organization)

       20925 Crossroads Circle,   Waukesha, Wisconsin                53186
   --------------------------------------------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number including area code  (414) 798-8282
                                                   --------------------------
                                     N/A
-----------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ----

Number of shares outstanding of each class of the registrant's classes of common stock as of November 6, 1996: Class A Common Stock 7,128,272 shares.

                            CRITICARE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND JUNE 30, 1996

                                  (UNAUDITED)


                                               September 30,    June 30,
           ASSETS                                  1996           1996
                                               ------------   ------------
     CURRENT ASSETS:
     Cash and cash equivalents                  $   426,242   $   806,645
     Accounts receivable                          8,430,283     9,870,158
     Other receivables                              357,749       354,638
     Inventory                                    7,680,520     7,550,858
     Prepaid expenses                               254,222       188,132
     --------------------------------------------------------------------
     Total current assets                        17,149,016    18,770,431
     --------------------------------------------------------------------

     PROPERTY, PLANT AND EQUIPMENT - NET          7,744,792     7,892,646
     --------------------------------------------------------------------

     INVESTMENTS                                    300,000       300,000
     --------------------------------------------------------------------

     OTHER ASSETS:
     License and patents - net                       90,367        92,467
     Goodwill - net                                  13,178        20,378
     --------------------------------------------------------------------
     Total other assets                             103,545       112,845
     --------------------------------------------------------------------
     TOTAL                                      $25,297,353   $27,075,922
     --------------------------------------------------------------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
     Borrowings under line of credit facility   $ 1,900,000   $ 2,300,000
     Accounts payable                             2,681,027     3,609,188
     Accrued liabilities:
        Compensation and commissions                855,839     1,040,441
        Income taxes                                     --            --
        Product warranties                          333,369       300,000
        Other                                       731,089     1,029,072
     Current maturities of long-term debt           214,614       209,697
     --------------------------------------------------------------------
     Total current liabilities                    6,715,938     8,488,398
     --------------------------------------------------------------------

     LONG-TERM DEBT, less current maturities      4,612,463     4,669,975
     --------------------------------------------------------------------

     STOCKHOLDERS' EQUITY
     Preferred stock
     Common stock                                   285,131       285,131
     Additional paid-in capital                  11,995,118    11,995,118
     Retained earnings                            1,714,869     1,663,466
     Cumulative translation adjustments             (26,166)      (26,166)
     --------------------------------------------------------------------
     Total Stockholders' equity                  13,968,952    13,917,549
     --------------------------------------------------------------------
     TOTAL                                      $25,297,353   $27,075,922
     --------------------------------------------------------------------


See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)





                                                  1996         1995
                                               ----------   ----------
         NET SALES                             $6,478,165   $6,958,330

         COST OF GOODS SOLD                     3,354,426    3,646,439
         -------------------------------------------------------------

         GROSS PROFIT                           3,123,739    3,311,891
         -------------------------------------------------------------

         OPERATING EXPENSES:
         Marketing                              1,927,294    2,172,878
         Research,development and engineering     566,280      515,828
         Administrative                           400,519      441,534
         -------------------------------------------------------------
         Total                                  2,894,093    3,130,240
         -------------------------------------------------------------

         INCOME FROM OPERATIONS                   229,646      181,651
         -------------------------------------------------------------

         OTHER INCOME (EXPENSE):
         Interest expense                        (154,483)     (97,034)
         Interest income                              240       22,501
         Equity in loss of investments            (24,000)          --
         -------------------------------------------------------------
         Total                                   (178,243)     (74,533)
         -------------------------------------------------------------

         INCOME BEFORE INCOME TAXES                51,403      107,118
         -------------------------------------------------------------

         INCOME TAX PROVISION                          --       43,000
         -------------------------------------------------------------

         NET INCOME                            $   51,403   $   64,118
         -------------------------------------------------------------

         EARNINGS PER COMMON SHARE:
         Primary                               $     0.01   $     0.01
         Fully diluted                               0.01         0.01
         -------------------------------------------------------------

         WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
         Primary                                7,128,272    6,709,485
         Fully diluted                          7,226,643    6,764,236
         -------------------------------------------------------------


         See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (UNAUDITED)


                                                           1996        1995
                                                         ---------  ----------
   OPERATING ACTIVITIES:
   Net income                                          $   51,403   $    64,118
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
        Depreciation                                      144,110       135,698
        Amortization                                        9,300        16,806
        Equity in loss of investments                      24,000            --
        Changes in assets and liabilities:
            Accounts receivable                         1,439,875       192,547
            Other receivables                              (3,111)     (190,221)
            Inventories                                  (129,662)     (113,467)
            Prepaid expenses                              (66,090)      (76,074)
            Accounts payable                             (928,161)     (239,794)
            Accrued liabilities                          (449,217)     (157,714)
   ----------------------------------------------------------------------------
   Net cash (used in) provided by operating activities     92,447      (368,101)
   ----------------------------------------------------------------------------

   INVESTING ACTIVITIES:
   Purchases of property, plant and equipment             (21,418)     (388,922)
   Reduction in loaner and demo equipment                  25,162            --
   Advances to Immtech International                      (24,000)           --
   ----------------------------------------------------------------------------
   Net cash (used in) investing activities                (20,256)     (388,922)
   ----------------------------------------------------------------------------

   FINANCING ACTIVITIES:
   Payments under line of credit facility                (400,000)           --
   Principal payments on long-term debt                   (52,594)      (48,098)
   Proceeds from the exercise of stock options                 --        32,500
   ----------------------------------------------------------------------------
   Net cash (used in) provided by financing activities   (452,594)      (15,598)
   ----------------------------------------------------------------------------

   NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                    (380,403)     (772,621)

   CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                            806,645     2,398,278
   ----------------------------------------------------------------------------

   CASH AND CASH EQUIVALENTS, END OF
     PERIOD                                            $  426,242   $ 1,625,657
   ----------------------------------------------------------------------------



   See notes to consolidated financial statements.

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

3.  INVENTORY VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at September 30, 1996 and June 30, 1996, respectively:


                                      September 30,   June 30,
                                         1996           1996
                -----------------------------------------------
                Component parts        $3,310,300    $2,879,286
                Work in process         1,400,832     1,561,481
                Finished units          2,969,388     3,110,091
                -----------------------------------------------
                Total inventories      $7,680,520    $7,550,858
                -----------------------------------------------

                            CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)


4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                           September 30,    June 30,
                                               1996          1996
         ------------------------------------------------------------
         Land and building                  $ 4,525,000   $ 4,525,000
         Machinery and equipment              1,678,617     1,671,309
         Furniture and fixtures                 884,057       882,682
         Demonstration and loaner monitors    2,029,621     2,054,783
         Production tooling                   2,062,367     2,049,632
         ------------------------------------------------------------
         Property, plant and equipment-cost  11,179,662    11,183,406
         Less accumulated depreciation        3,434,870     3,290,760
         ------------------------------------------------------------
         Property, plant and equipment-net  $ 7,744,792   $ 7,892,646
         ------------------------------------------------------------


5.  INVESTMENTS

Investments consist of the following:


                                           September 30,     June 30,
                                              1996             1996
    -----------------------------------------------------------------
    Intercare Technologies, Inc.            $300,000         $300,000
    Immtech International, Inc.                --                  --
    -----------------------------------------------------------------
    Total investments                       $300,000         $300,000
    -----------------------------------------------------------------

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                 Three Months Ended September 30, 1996 and 1995

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1996 decreased 7% to $6.5 million from $7.0 million for the same period in fiscal 1996. Domestic Hospital sales decreased approximately $481,000 due to lower Maestro telemetry ECG monitors, lower Model 100 Vital Signs Monitors and lower accessory sales due primarily to continued managed care and competitive pricing pressures in the domestic hospital industry. Alternate Care sales decreased approximately $189,000 due to lower oximeter and accessory sales caused by increased competitive pricing in the non-hospital market. International sales increased approximately $190,000 related to sales of the "Scholar" and "Scholar II" Vital Signs monitors introduced in the second quarter of fiscal 1996.

The gross profit percentage of 48% for the three months ended September 30, 1996 was equal to the 48% gross profit percentage incurrred in the three months ended September 30, 1995; however, the lower sales volume resulted in a $188,000 lower gross profit amount for the three months ended September 30, 1996.

Operating expenses declined approximately $236,000, or 8% for the three months ended September 30, 1996 when compared with the same period in fiscal 1996. Marketing expenses declined approximately $246,000, or 11%, when compared to the same period in fiscal 1996 due to lower trade show, advertising, sales promotion and commission expenses. Research, development and engineering expense increased approximately $50,000, or 10%, due to increased project expense related to MPT/VitalView product development. Administrative expenses declined approximately $41,000, or 9%, related to lower payroll, insurance and consulting expenses incurred in the three months ended September 30, 1996 when compared to the same period in fiscal 1996.

Non-operating expenses were $178,243 and $74,533 for the three months ended September 30, 1996 and 1995, respectively. The increase resulted from reduced interest income due to lower invested cash balances, increased interest expense related to borrowing against the Company's line of credit, increased interest expense related to the note issued upon the acquisition of Immtech stock and advances to Immtech during the three months ended September 30, 1996.

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                 Three Months Ended September 30, 1996 and 1995


Net income of $51,403 for the three months ended September 30, 1996 compares to net income of $64,118 for the three months ended September 30, 1995.

During the three months ended September 30, 1996 the Company was able to reduce accounts receivable balances by approximately $1,440,000 and limit inventory increases to approximately $130,000. Accounts payable declined approximately $928,000, accrued liabilities declined approximately $154,000, and short term borrowings under the commercial line of credit declined $400,000 during the three month period ended September 30, 1996. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations and utilization of a commercial line of credit of up to $4,000,000 which was recently renewed for a one-year period (November 1, 1996 through October 31, 1997) by its bank.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this report contains certain forward-looking statements and is subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. such risks and uncertainties include, but are not limited to, the timing of new product introductions, delays in customer delivery requirements, and general economic conditions in the Company's market segments.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
       (a) The Annual Meeting of Stockholders was held on November 1, 1996.
       (b) Not applicable.
       (c) At the Annual Meeting, the stockholders:

           (i) Voted to elect three directors. Gerhard J. Von der Ruhr and N.C. Joseph Lai were elected to serve until the 1999 Annual Meeting of Stockholders. Karsten Houm was elected to serve until the 1997 Annual Meeting of Stockholders. Each nominee was elected by a vote of the stockholders as follows:
                     Director                 For           Against
                     --------                 ---           -------
                Gerhard J. Von der Ruhr    5,569,873        399,840
                N.C. Joseph Lai            5,903,123         66,590
                Karsten Houm               5,904,523         65,190
           (ii) Voted to ratify the appointment of Deloitte & Touche as independent auditors of the Corporation for the 1997 fiscal year as follows:
                     FOR:                          5,929,893
                     AGAINST:                         25,780
                     ABSTAIN:                         14,040


       (d) Not applicable.

Item 6. Exhibits and Reports on Form 8-K.
        (a) Exhibit 27, Financial Data Schedule.
        (b) The registrant filed no reports on Form 8-K during the quarter ended September 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CRITICARE SYSTEMS, INC. (Registrant)


Date    11/6/96                              BY
------------------                              -----------------------
                                                Richard J. Osowski
                                                Vice President - Finance
                                                (Chief Accounting Officer and
                                                 Duly Authorized Officer)