Form 10-Q
period 1996-12-31
CRITICARE SYSTEMS INC /DE/
filed 1997-02-14
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                   Form 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIESEXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                       Commission file number -0-16061
                                             ------------

                           CRITICARE SYSTEMS, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                     39-1501563
  ------------------------------------       ---------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
     of incorporation or organization)

            20925 Crossroads Circle,   Waukesha, Wisconsin              53186
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number including area code  (414) 798-8282
                                                   --------------
                                   N/A
---------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

Number of shares outstanding of each class of the registrant's classes of common stock as of February 14, 1997: Common Stock 7,168,772 shares.

                            CRITICARE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND JUNE 30, 1996

                                  (UNAUDITED)


                                                December 31,  June 30,
            ASSETS                                 1996         1996
                                                -----------   -----------
      CURRENT ASSETS:
      Cash and cash equivalents                 $   234,862   $   806,645
      Accounts receivable                         8,091,443     9,870,158
      Other receivables                             375,898       354,638
      Inventory                                   7,869,139     7,550,858
      Prepaid expenses                              352,453       188,132
      ----------------------------------------  -----------   -----------
      Total current assets                       16,923,795    18,770,431
      ----------------------------------------  -----------   -----------

      PROPERTY, PLANT AND EQUIPMENT - NET         7,525,791     7,892,646
      ----------------------------------------  -----------   -----------

      INVESTMENTS                                   300,000       300,000
      ----------------------------------------  -----------   -----------

      OTHER ASSETS:
      License and patents - net                      98,267        92,467
      Goodwill - net                                  5,978        20,378
      ----------------------------------------  -----------   -----------
      Total other assets                            104,245       112,845
      ----------------------------------------  -----------   -----------
      TOTAL                                     $24,853,831   $27,075,922
      ----------------------------------------  -----------   -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
      Borrowings under line of credit facility  $ 1,500,000   $ 2,300,000
      Accounts payable                            2,883,928     3,609,188
      Accrued liabilities:
         Compensation and commissions               700,302     1,040,441
         Income taxes                                    --            --
         Product warranties                         381,900       300,000
         Other                                      942,583     1,029,072
      Current maturities of long-term debt          208,202       209,697
      ----------------------------------------  -----------   -----------
      Total current liabilities                   6,616,915     8,488,398
      ----------------------------------------  -----------   -----------

      LONG-TERM DEBT, less current maturities     4,565,092     4,669,975
      ----------------------------------------  -----------   -----------

      STOCKHOLDERS' EQUITY
      Preferred stock
      Common stock                                  285,131       285,131
      Additional paid-in capital                 11,995,118    11,995,118
      Retained earnings                           1,417,741     1,663,466
      Cumulative translation adjustments            (26,166)      (26,166)
      ----------------------------------------  -----------   -----------
      Total Stockholders' equity                 13,671,824    13,917,549
      ----------------------------------------  -----------   -----------
      TOTAL                                     $24,853,831   $27,075,922
      ----------------------------------------  -----------   -----------


See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                  (UNAUDITED)


                                                 1996          1995
                                              -----------   -----------

        NET SALES                             $13,059,357   $15,694,342

        COST OF GOODS SOLD                      6,874,832     8,022,563
        ------------------------------------  -----------   -----------

        GROSS PROFIT                            6,184,525     7,671,779
        ------------------------------------  -----------   -----------

        OPERATING EXPENSES:
        Marketing                               4,115,180     5,063,968
        Research,development and engineering    1,117,259     1,184,470
        Administrative                            873,429       955,011
        ------------------------------------  -----------   -----------
        Total                                   6,105,868     7,203,449
        ------------------------------------  -----------   -----------

        INCOME FROM OPERATIONS                     78,657       468,330
        ------------------------------------  -----------   -----------

        OTHER INCOME (EXPENSE):
        Interest expense                         (300,856)     (196,855)
        Interest income                               474        38,124
        Equity in loss of investments             (24,000)   (2,500,000)
        ------------------------------------  -----------   -----------
        Total                                    (324,382)   (2,658,731)
        ------------------------------------  -----------   -----------

        INCOME BEFORE INCOME TAXES               (245,725)   (2,190,401)
        ------------------------------------  -----------   -----------

        INCOME TAX PROVISION                           --       120,000
        ------------------------------------  -----------   -----------

        NET INCOME                            $  (245,725)  $(2,310,401)
        ------------------------------------  -----------   -----------

        EARNINGS PER COMMON SHARE:
        Primary                               $     (0.03)  $     (0.34)
        Fully diluted                               (0.03)        (0.34)
        ------------------------------------  -----------   -----------

        WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING
        Primary                                 7,128,272     6,723,233
        Fully diluted                           7,128,272     6,723,233
        ------------------------------------  -----------   -----------


See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                  (UNAUDITED)


                                                 1996          1995
                                              ----------   -----------

        NET SALES                             $6,581,192   $ 8,736,012

        COST OF GOODS SOLD                     3,520,406     4,376,124
        ------------------------------------  ----------   -----------

        GROSS PROFIT                           3,060,786     4,359,888
        ------------------------------------  ----------   -----------

        OPERATING EXPENSES:
        Marketing                              2,187,886     2,891,090
        Research,development and engineering     550,979       668,642
        Administrative                           472,910       513,477
        ------------------------------------  ----------   -----------
        Total                                  3,211,775     4,073,209
        ------------------------------------  ----------   -----------

        INCOME FROM OPERATIONS                  (150,989)      286,679
        ------------------------------------  ----------   -----------

        OTHER INCOME (EXPENSE):
        Interest expense                        (146,373)      (99,821)
        Interest income                              234        15,623
        Equity in loss of investments                 --    (2,500,000)
        ------------------------------------  ----------   -----------
        Total                                   (146,139)   (2,584,198)
        ------------------------------------  ----------   -----------

        INCOME BEFORE INCOME TAXES              (297,128)   (2,297,519)
        ------------------------------------  ----------   -----------

        INCOME TAX PROVISION                          --        77,000
        ------------------------------------  ----------   -----------

        NET INCOME                            $ (297,128)  $(2,374,519)
        ------------------------------------  ----------   -----------

        EARNINGS PER COMMON SHARE:
        Primary                               $    (0.04)  $     (0.35)
        Fully diluted                              (0.04)        (0.35)
        ------------------------------------  ----------   -----------

        WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING
        Primary                                7,128,272     6,723,233
        Fully diluted                          7,128,272     6,723,233
        ------------------------------------  ----------   -----------



See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                  (UNAUDITED)


                                                          1996          1995
                                                      ----------  ------------

 OPERATING ACTIVITIES:
 Net income                                           $ (245,725)  $(2,310,401)
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
      Depreciation                                       292,776       279,595
      Amortization                                        18,600        26,106
      Equity in loss of investments                       24,000     2,500,000
      Changes in assets and liabilities:
          Accounts receivable                          1,778,715      (909,583)
          Other receivables                              (21,260)      (67,494)
          Inventories                                   (151,481)     (820,139)
          Prepaid expenses                              (164,321)       (9,419)
          Accounts payable                              (725,260)      873,469
          Accrued liabilities                           (344,729)     (307,065)
 ---------------------------------------------------  ----------  ------------
 Net cash (used in) provided by operating activities     461,315      (744,931)
 ---------------------------------------------------  ----------  ------------

 INVESTING ACTIVITIES:
 Purchases of property, plant and equipment             (102,721)     (480,388)
 Advances to Immtech International                       (24,000)           --
 ---------------------------------------------------  ----------  ------------
 Net cash (used in) investing activities                (126,721)     (480,388)
 ---------------------------------------------------  ----------  ------------

 FINANCING ACTIVITIES:
 Payments under line of credit facility                 (800,000)           --
 Principal payments on long-term debt                   (106,377)      (97,072)
 Proceeds from the exercise of stock options                  --        32,500
 ---------------------------------------------------  ----------  ------------
 Net cash (used in) provided by financing activities    (906,377)      (64,572)
 ---------------------------------------------------  ----------  ------------

 NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                     (571,783)   (1,289,891)

 CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                             806,645     2,398,278
 ---------------------------------------------------  ----------  ------------

 CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                234,862     1,108,387
 ---------------------------------------------------  ----------  ------------





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

3.  INVENTORY VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at December 31, 1996 and June 30, 1996, respectively:


                                       December 31,   June 30,
                                          1996          1996
                 -----------------  --------------   ----------
                 Component parts        $2,691,757   $2,879,286
                 Work in process         1,417,925    1,561,481
                 Finished units          3,759,457    3,110,091
                 -----------------  --------------   ----------
                 Total inventories      $7,869,139   $7,550,858
                 -----------------  --------------   ----------

                            CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)


4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                            December 31,   June 30,
                                              1996           1996
        ----------------------------------  ----------     ----------
        Land and building                   $4,525,000     $4,525,000
        Machinery and equipment              1,691,801      1,671,309
        Furniture and fixtures                 886,447        882,682
        Demonstration and loaner monitors    1,887,983      2,054,783
        Production tooling                   2,118,096      2,049,632
        ----------------------------------  ----------     ----------
        Property, plant and equipment-cost  11,109,327     11,183,406
        Less accumulated depreciation        3,583,536      3,290,760
        ----------------------------------  ----------     ----------
        Property, plant and equipment-net   $7,525,791     $7,892,646
        ----------------------------------  ----------     ----------


5.  INVESTMENTS

Investments consist of the following:


                                  December 31,          June 30,
                                      1996                1996
    ----------------------------  ------------          --------
    Intercare Technologies, Inc.      $300,000          $300,000
    Immtech International, Inc.             --                --
    ----------------------------  ------------          --------
    Total investments                 $300,000          $300,000
    ----------------------------  ------------          --------


6.  CONTINGENCIES

The Company's German subsidiary is subject to a court judgment in Germany in the amount of approximately $185,000 related to an employment termination dispute. The subsidiary and the Company vigorously object to the court's ruling, and the subsidiary intends to appeal this judgment. If the judgment stands, the Company's consolidated income statement is likely to be required to reflect that judgment.

7.  FINANCING

On February 3, 1997 the Company completed a $2,500,000 convertible debenture purchase agreement with an investment company, Paresco, Inc. The convertible debentures have a two year term to maturity with an annual interest rate of 8% payable in shares of common stock at the conversion date or maturity date. $1,250,000 of the debentures may be converted to common stock of the Company sixty-one (61) days after the February 3, 1997 closing date at a conversion price equal to a 20% discount from the average closing bid price of the Company's common stock for the five days preceding the conversion date. $1,250,000 of the debentures may be converted to common stock of the company ninety-one (91) days after the February 3, 1997 closing date at a conversion price equal to a 25% discount from the average closing bid price of the Company's common stock for the five days preceding the conversion date. Any unconverted debentures and accrued interest will be automatically converted to common stock on February 2, 1999. The purchaser of the debentures is prohibited from converting any portion of the debenture which would result in the purchaser being deemed the beneficial owner of 4.99% or more of the Company's outstanding common stock.

8.  STOCK BASED COMPENSATION

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning July 1, 1996.
SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its annual financial statement.

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                  Six Months Ended December 31, 1996 and 1995


RESULTS OF OPERATIONS

Net sales for the six months ended December 31, 1996 decreased 17% to $13.1 million from $15.7 million for the same period in fiscal 1996. Hospital sales decreases were primarily due to lower anesthetic agent monitor and Maestro ECG telemetry shipments, Alternate Care experienced a decrease in oximeter shipments, and International shipments of anesthetic agent monitors decreased from the previous fiscal year levels.

The gross profit percentage decreased from 48.9% for the six months ended December 31, 1995 to 47.4% for the six months ended December 31, 1996 due primarily to increased manufacturing expenses related to new product start-up costs and the effect of the lower sales volume on manufacturing fixed expenses.

Operating expenses decreased approximately $1,098,000, or 15%, for the six months ended December 31, 1996 when compared with the same period in the previous fiscal year. Marketing expenses decreased approximately $949,000, or 19%, when compared to the same period in fiscal 1996 due to lower trade show, advertising and sales commission expenses. Research development and engineering expense declined approximately $67,000 although product development has been increased on the MPT/VitalView Telemetry product as well as the combination digital oximetry noninvasive blood pressure and temperature product being developed for IVAC Medical Systems OEM distribution. Administrative expenses declined approximately $82,000 related to lower payroll, insurance and consulting expenses incurred in the six months ended December 31, 1996 when compared to the same period in the previous fiscal year.

Non-operating expenses were approximately $324,000 for the six months ended December 31, 1996 compared to approximately $2,659,000 for the same period in fiscal 1996, which included a $2,500,000 charge related to the investment in Immtech. Interest income declined approximately $38,000 due to lower cash investments while interest expense increased approximately $104,000 due to increased borrowing against the Company's line of credit and increased interest expense related to the note issued upon the investment in Immtech for the six months ended December 31, 1996 when compared to the same period in fiscal 1996.

The net loss of approximately $246,000 for the six months ended December 31, 1996 compares to a net loss of approximately $2,310,000 which includes the $2,500,000 Immtech investment charge for the same period ended December 31, 1995.

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                 Three Months Ended December 31, 1996 and 1995


RESULTS OF OPERATIONS

Net sales for the three months ended December 31, 1996 were $6.6 million compared to $8.7 million for the same period in the previous fiscal year. Hospital sales decreases were primarily due to lower anesthetic agent monitor and Maestro ECG Telemetry shipments, Alternate Care oximeter product sales decreased, and International oximeter and vital signs monitor sales decreased from the levels recorded in the comparable three month period ended December 31, 1995.

The gross profit percentage decreased to 46.5% for the three months ended December 31, 1996 from 49.9% for the three months ended December 31, 1995 due primarily to lower margins on International oximeter and vital signs monitor sales and increased manufacturing expense related to new product start-up costs.

Operating expenses decreased approximately $861,000 for the three months ended December 31, 1996 when compared with the same period in the previous fiscal year. Marketing expenses decreased approximately $703,000 when compared to the same period in fiscal 1996 due to lower trade show, advertising and sales commission expenses. Research development and engineering expense declined approximately $118,000 despite accelerated project activity related to the MPT/VitalView Telemetry product and the combination digital oximetry, noninvasive blood pressure and temperature product being developed for IVAC Medical Systems OEM distribution. Administrative expenses declined approximately $41,000 due to lower insurance and consulting expenses incurred in the three months ended December 31, 1996 when compared to the same period in fiscal 1996.

Non-operating expenses were approximately $146,000 for the three months ended December 31, 1996 compared to approximately $2,584,000 for the same period in fiscal 1996 which included a $2,500,000 charge related to the investment in Immtech. Interest income declined due to reduced cash investments while interest expense increased due to increased borrowing against the company's line of credit and increased interest expense related to the note issued upon the investment in Immtech for the three months ended December 31, 1996 compared to the same period in fiscal 1996.

The net loss of approximately $297,000 for the three months ended December 31, 1996 compares to a net loss of approximately $2,375,000 which includes the $2,500,000 Immtech investment charge for the same period ended December 31, 1995.


LIQUIDITY

During the six months ended December 31, 1996 the Company was able to generate a positive cash flow from operations of approximately $461,000 and reduced its bank line of credit borrowings by $800,000. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations, utilization of its bank line of credit, and the $2,500,000 convertible debenture financing completed on February 3, 1997.

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

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) The registrant filed no reports on Form 8-K during the quarter ended December 31, 1996.


















                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CRITICARE SYSTEMS, INC. (Registrant)

Date 2/14/97                       BY
---------------                       -----------------------------
                                      Richard J. Osowski
                                      Vice President - Finance
                                      (Chief Accounting Officer and
                                       Duly Authorized Officer)