Form 10-Q
period 1997-03-31
CRITICARE SYSTEMS INC /DE/
filed 1997-05-15
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                   Form 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1997
                                     --------------

                                       OR
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

                        Commission file number -0-16061
                                               --------

                           CRITICARE SYSTEMS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 39-1501563
  ----------------------------------------------------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
    of incorporation or organization)

           20925 Crossroads Circle, Waukesha, Wisconsin            53186
  ----------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number including area code  (414) 798-8282
                                                   -----------------------
                                     N/A
--------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No
     ---   ---

Number of shares outstanding of each class of the registrant's classes of common stock as of May 2, 1997: Common Stock 7,567,039 shares.

                            CRITICARE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1997 AND JUNE 30, 1996

                                  (UNAUDITED)



                                                  March 31,     June 30,
            ASSETS                                  1997          1996
            ------                               -----------    ---------
      CURRENT ASSETS:
      Cash and cash equivalents                 $ 1,129,627   $   806,645
      Accounts receivable                         7,356,275     9,870,158
      Other receivables                             347,959       354,638
      Inventory                                   7,802,512     7,550,858
      Prepaid expenses                              345,725       188,132
      -------------------------------------------------------------------
      Total current assets                       16,982,098    18,770,431
      -------------------------------------------------------------------

      PROPERTY, PLANT AND EQUIPMENT - NET         7,269,217     7,892,646
      -------------------------------------------------------------------

      INVESTMENTS                                   300,000       300,000
      -------------------------------------------------------------------

      OTHER ASSETS:
      Convertible debentures issue costs - net      183,334             0
      License and patents - net                      98,732        92,467
      Goodwill - net                                      0        20,378
      -------------------------------------------------------------------
      Total other assets                            282,066       112,845
      -------------------------------------------------------------------
      TOTAL                                     $24,833,381   $27,075,922
      -------------------------------------------------------------------

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
      CURRENT LIABILITIES:
      Borrowings under line of credit facility  $         0   $ 2,300,000
      Accounts payable                            2,377,794     3,609,188
      Accrued liabilities:
         Compensation and commissions               596,844     1,040,441
         Income taxes                                    --            --
         Product warranties                         386,092       300,000
         Other                                      741,122     1,029,072
      Current maturities of long-term debt          178,535       209,697
      -------------------------------------------------------------------
      Total current liabilities                   4,280,387     8,488,398
      -------------------------------------------------------------------

      LONG-TERM DEBT, less current maturities     3,299,760     4,669,975
      -------------------------------------------------------------------

      CONVERTIBLE DEBENTURES                      2,611,470             0
      -------------------------------------------------------------------

      STOCKHOLDERS' EQUITY:
      Preferred stock
      Common stock                                  300,465       285,131
      Additional paid-in capital                 13,234,402    11,995,118
      Retained earnings                           1,133,063     1,663,466
      Cumulative translation adjustments            (26,166)      (26,166)
      -------------------------------------------------------------------
      Total Stockholders' equity                 14,641,764    13,917,549
      -------------------------------------------------------------------
      TOTAL                                     $24,833,381   $27,075,922
      -------------------------------------------------------------------


See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (UNAUDITED)


                                                  1997          1996
                                               -----------   -----------
      NET SALES                                $18,540,327   $23,405,685

      COST OF GOODS SOLD                         9,911,814    12,018,780
      ------------------------------------------------------------------

      GROSS PROFIT                               8,628,513    11,386,905
      ------------------------------------------------------------------

      OPERATING EXPENSES:
      Marketing                                  6,112,063     7,884,941
      Research, development and engineering      1,656,299     1,817,447
      Administrative                             1,399,092     1,455,563
      ------------------------------------------------------------------

      Total Operating Expenses                   9,167,454    11,157,951
      ------------------------------------------------------------------

      INCOME (LOSS) FROM OPERATIONS               (538,941)      228,954
      ------------------------------------------------------------------

      OTHER INCOME (EXPENSE):
      Interest expense                            (554,788)     (313,548)
      Interest income                               17,380        41,511
      Equity in loss of investments                (24,000)   (2,500,000)
      ------------------------------------------------------------------
      Total                                       (561,408)   (2,772,037)
      ------------------------------------------------------------------

      INCOME (LOSS) BEFORE INCOME TAXES AND
       EXTRAORDINARY ITEM                       (1,100,349)   (2,543,083)
      INCOME TAX (BENEFIT) PROVISION                     0        15,000
      ------------------------------------------------------------------
      INCOME (LOSS) BEFORE EXTRAORDINARY ITEM  $(1,100,349)  $(2,528,083)
      ------------------------------------------------------------------

      EXTRAORDINARY GAIN DEBT CONVERSION           569,946             0
      ------------------------------------------------------------------

      NET INCOME (LOSS)                           (530,403)   (2,528,083)
      ------------------------------------------------------------------

      EARNINGS (LOSS) PER COMMON SHARE:
      Primary                                  $     (0.07)  $     (0.37)
      Fully diluted                                  (0.07)        (0.37)
      ------------------------------------------------------------------

      WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING
      Primary                                    7,154,021     6,811,268
      Fully diluted                              7,154,021     6,811,268
      ------------------------------------------------------------------


See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (UNAUDITED)


                                                  1997         1996
                                                ----------   ----------
       NET SALES                                $5,480,970   $7,711,343

       COST OF GOODS SOLD                        3,036,982    3,996,217
       ----------------------------------------------------------------

       GROSS PROFIT                              2,443,988    3,715,126
       ----------------------------------------------------------------

       OPERATING EXPENSES:
       Marketing                                 1,996,883    2,820,973
       Research, development and engineering       539,040      632,977
       Administrative                              525,663      500,552
       ----------------------------------------------------------------
       Total Operating Expenses                  3,061,586    3,954,502
       ----------------------------------------------------------------

       INCOME (LOSS) FROM OPERATIONS              (617,598)    (239,376)
       ----------------------------------------------------------------

       OTHER INCOME (EXPENSE):
       Interest expense                           (253,932)    (116,693)
       Interest income                              16,906        3,387
       Equity in loss of investments                    --           --
       ----------------------------------------------------------------
       Total                                      (237,026)    (113,306)
       ----------------------------------------------------------------

       INCOME (LOSS) BEFORE INCOME TAXES AND
        EXTRAORDINARY ITEM                        (854,624)    (352,682)
       INCOME TAX (BENEFIT) PROVISION                    0     (135,000)
       ----------------------------------------------------------------
       INCOME (LOSS) BEFORE EXTRAORDINARY ITEM  $ (854,624)    (217,682)
       ----------------------------------------------------------------

       EXTRAORDINARY GAIN DEBT CONVERSION          569,946            0
       ----------------------------------------------------------------

       NET INCOME (LOSS)                          (284,678)    (217,682)
       ----------------------------------------------------------------

       EARNINGS (LOSS) PER COMMON SHARE:
       Primary                                  $    (0.04)  $    (0.03)
       Fully diluted                                 (0.04)       (0.03)
       ----------------------------------------------------------------

       WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING
       Primary                                   7,154,021    6,811,268
       Fully diluted                             7,154,021    6,811,268
       ----------------------------------------------------------------



See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (UNAUDITED)



                                                         1997          1996
                                                      -----------  ------------
 OPERATING ACTIVITIES:
 Net income (loss)                                    $  (530,403)  $(2,528,083)
 Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                       461,576       481,549
      Equity in loss of investments                        24,000     2,500,000
      Convertible debenture discount amortization         128,136             0
      Extraordinary gain on debt extinguishment          (569,946)            0
      Changes in assets and liabilities:
          Accounts receivable                           2,513,883      (938,927)
          Other receivables                                 6,679      (137,460)
          Inventories                                      57,614    (1,734,436)
          Prepaid expenses                               (157,593)     (172,272)
          Accounts payable                             (1,231,394)    1,854,517
          Accrued liabilities                            (535,510)     (679,583)
 ------------------------------------------------------------------------------
 Net cash (used in) provided by operating activities      167,042    (1,354,695)
 ------------------------------------------------------------------------------

 INVESTING ACTIVITIES:
 Purchases of property, plant and equipment              (133,302)   (1,262,542)
 Advances to Immtech International                        (24,000)            0
 ------------------------------------------------------------------------------
 Net cash used in investing activities                   (157,302)   (1,262,542)
 ------------------------------------------------------------------------------

 FINANCING ACTIVITIES:
 Principal payments on long-term debt                    (161,376)     (147,299)
 Utilization (payments) on line of credit facility     (2,300,000)      500,000
 Proceeds from the exercise of stock options              474,618       176,950
 Proceeds from issue of convertible debentures          2,500,000             0
 Convertible debenture issue costs                       (200,000)            0
 ------------------------------------------------------------------------------
 Net cash (used in) provided by financing activities      313,242       529,651
 ------------------------------------------------------------------------------

 NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                       322,982    (2,087,586)

 CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                              806,645     2,398,278
 ------------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                               1,129,627       310,692
 ------------------------------------------------------------------------------




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

3.  INVENTORY VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 1997 and June 30, 1996, respectively:

                                         March 31,   June 30,
                                          1997         1996
                  --------------------------------------------
                  Component parts       $2,838,439  $2,879,286
                  Work in process        1,341,708   1,561,481
                  Finished units         3,622,365   3,110,091
                  --------------------------------------------
                  Total inventories     $7,802,512  $7,550,858
                  --------------------------------------------

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:




                                             March 31,       June 30,
                                               1997           1996
        --------------------------------------------------------------
        Land and building                   $ 4,525,000    $ 4,525,000
        Machinery and equipment               1,706,755      1,671,309
        Furniture and fixtures                  893,934        882,682
        Demonstration and loaner monitors     1,745,515      2,054,783
        Production tooling                    2,123,671      2,049,632
        --------------------------------------------------------------
        Property, plant and equipment-cost   10,994,875     11,183,406
        Less accumulated depreciation         3,725,658      3,290,760
        --------------------------------------------------------------
        Property, plant and equipment-net   $ 7,269,217    $ 7,892,646
        --------------------------------------------------------------



5.  INVESTMENTS

Investments consist of the following:



                                     March 31,         June 30,
                                       1997              1996
     -----------------------------------------------------------
     Intercare Technologies, Inc.     $300,000          $300,000
     Immtech International, Inc.            --                --
     -----------------------------------------------------------
     Total investments                $300,000          $300,000
     -----------------------------------------------------------



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

On March 27, 1997, the Company issued 200,000 shares of restricted common stock in full payment to the holder of a $1,240,000 note plus accrued interest of $109,946 related to the 1995 Immtech stock purchase. The Company recognized an extraordinary gain of $569,946 on the transaction.

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

9.  NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued SPAS No. 128, "Earnings Per Share." the Company is currently in the process of evaluating the accounting and disclosure effects of the Statement, which is required to be adopted in the second quarter of fiscal 1998.

                            CRITICARE SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   NINE MONTHS ENDED MARCH 31, 1997 AND 1996


RESULTS OF OPERATIONS

Net sales for the nine months ended March 31, 1997 decreased 21% to $18.5 million from $23.4 million for the same period in fiscal 1996. Hospital sales decreases were primarily due to lower anesthetic agent monitor and Maestro ECG telemetry shipments, Alternate Care experienced a slight increase due to higher accessory shipments and International shipments of oximeters and anesthetic agent monitors declined from previous fiscal year levels.

The gross profit percentage decreased from 48.7% for the nine months ended March 31, 1996 to 46.5% for the nine months ended March 31, 1997 due primarily to increased manufacturing expenses related to new product start-up costs and the effect of the lower sales volume on fixed manufacturing expenses.

Operating expenses declined approximately $1,990,000, or 18%, for the nine months ended March 31, 1997 when compared with the same period in the previous fiscal year. Marketing expenses decreased approximately $1,773,000, or 22%, when compared to the same period in fiscal 1996 due to lower sales commission, trade show and advertising expenses. Research development and engineering expenses declined approximately $161,000 although product development has been increased on both the MPT/VitalView Telemetry System and the combination digital oximetry, noninvasive blood pressure and temperature monitor being developed for OEM hospital distribution with IVAC Medical Systems. Administrative expenses declined approximately $56,000 due primarily to lower payroll and insurance expenses incurred in the nine months ended March 31, 1997 when compared to the same period in the previous fiscal year.

Non-operating expenses were approximately $561,000 for the nine months ended March 31, 1997 compared to approximately $2,772,000 for the same period in fiscal 1996, which included a $2,500,000 charge related to the investment in Immtech. For the nine months ended March 31, 1997, interest income declined approximately $24,000 due to lower cash investments while interest expense increased approximately $241,000 due to increased borrowing against the Company's bank line of credit, increased interest expense related to the note issued upon the investment in Immtech, and increased interest expense related to the convertible debentures issued on February 3, 1997, when compared to the same period in fiscal 1996.

The Company recorded an extraordinary gain of approximately $570,000 related to the issuance of 200,000 shares of restricted common stock in full payment to the holders of the $1,240,000 note plus accrued interest of approximately $110,000 related to the 1995 Immtech stock purchase.

The net loss of approximately $530,000 for the nine months ended March 31, 1997 compares to a net loss of approximately $2,528,000 which included the $2,500,000 Immtech investment charge for the same period ended March 31, 1996.



                            CRITICARE SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1997 were $5.5 million compared to $7.7 million for the same period in the previous fiscal year. Hospital sales declined primarily due to lower anesthetic agent monitor, combination vital signs monitor, and Maestro ECG Telemetry shipments; Alternate Care shipments increased primarily due to increased combination vital signs monitor shipments; and International shipments of oximeters and combination vital signs monitors declined from the levels recorded in the comparable three month period ended March 31, 1996.

The gross profit percentage decreased to 44.6% for the three months ended March 31, 1997 from 48.2% for the three months ended March 31, 1996 due primarily to lower margins on International oximeter and vital signs monitor shipments and increased manufacturing expense related to new product start-up costs.

Operating expenses decreased approximately $893,000 for the three months ended March 31, 1997 when compared with the same period in the previous fiscal year. Marketing expenses decreased approximately $824,000 when compared to the same period in fiscal 1996 due to lower trade show, advertising and sales commission expenses. Research, development and engineering expense declined approximately $94,000 despite accelerated project activity related to the MPT/VitalView Telemetry System and the combination digital oximetry, noninvasive blood pressure and temperature monitor being developed for OEM hospital distribution with IVAC Medical Systems. Administrative expenses increased approximately $25,000 due to higher consulting fees incurred in the three months ended March 31, 1997 when compared to the same period in fiscal 1996.

Non-operating expenses were approximately $237,000 for the three months ended March 31, 1997 compared to approximately $113,000 for the same period in fiscal 1996. For the three months ended March 31, 1997, interest income increased due to increased cash investments resulting from the February 3, 1997 convertible debenture issue while interest expense increased due to higher borrowing against the Company's bank line of credit, increased interest expense related to the note issued upon the investment in Immtech, and increased interest expense related to the convertible debenture issue when compared to the same period in fiscal 1996.

The Company recorded an extraordinary gain of approximately $570,000 related to the conversion of the $1,240,000 note plus accrued interest of approximately $110,000 for 200,000 shares of restricted common stock issued to the holders of the note related to the 1995 Immtech stock purchase.

LIQUIDITY

During the nine months ended March 31, 1997, the Company was able to generate a positive cash flow from operations of approximately $167,000 and reduce its bank line of credit borrowings by $2,300,000. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations, utilization of its bank line of credit, and the proceeds of the convertible debenture financing completed on February 3, 1997.

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

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a) The registrant filed no reports on Form 8-K during the quarter ended March 31, 1997.











                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CRITICARE SYSTEMS, INC. (Registrant)


Date   5/13/97         BY     Richard J. Osowski
                          ----------------------
                              Richard J. Osowski
                              Vice President - Finance
                              (Chief Accounting Officer and
                               Duly Authorized Officer)