Form 10-K405
period 1997-06-30
CRITICARE SYSTEMS INC /DE/
filed 1997-10-14
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to
                               -------    -------

                        Commission file number 000-16061
                                               ---------

                            Criticare Systems, Inc.
                        -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                    39-1501563
-------------------------------         ---------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or Organization)


20925 Crossroads Circle, Waukesha, Wisconsin                     53186
--------------------------------------------                  ----------
  (Address of Principal Executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code:  414-798-8282
                                                            -------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
     Title of Each Class                                Which Registered
     -------------------                             ------------------------
            NA                                                  NA
     -------------------                             ------------------------

                           [COVER PAGE 1 OF 2 PAGES.]

          Securities registered pursuant to Section 12(g) of the Act:

                      Voting Common Stock, $.04 Par Value
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                --    --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of August 31, 1997 was $38,499,447.

     On August 31, 1997, there were outstanding 8,095,486 shares of the registrant's $.04 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1997 are incorporated by reference into Part II of this report.

     Portions of the Proxy Statement for the Annual Meeting of the Stockholders of the Registrant to be held November 7, 1997 are incorporated by reference into Part III of this report.

                           [COVER PAGE 2 OF 2 PAGES.]

                                     PART I

Item 1. BUSINESS.

     Criticare Systems, Inc. (the "Company" or "Criticare") designs, manufactures and markets vital signs and gas monitoring instruments and related noninvasive sensors used to monitor patients in many healthcare settings. Since a patient's oxygen, anesthetic gas and carbon dioxide levels can change dramatically within minutes, causing severe side effects or death, continuous monitoring of these parameters is increasing. The Company's monitoring equipment improves patient safety by delivering accurate, comprehensive and instantaneous patient information to the clinician. The Company's products also allow hospitals to contain costs primarily by substituting cost-effective reusable pulse oximetry sensors for disposable sensors, controlling the use of costly anesthetics and increasing personnel productivity.

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

     Scholar(TM). The Scholar monitor series specifically addresses the needs of small hospitals with broad clinical needs (the monitoring of ECG, blood oxygen saturation, noninvasive blood pressure, temperature and invasive blood pressure) but whose budgets are small. Scholar offers all the primary features a hospital needs with the capability of adding more features if desired. Scholar monitors are available with printer and recorder capability and can transmit data to Criticare's Maestro and VitalView Central Stations.

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

     Model 506DX Combination Monitor. The 506DX combination monitor was developed in conjunction with Alaris Medical ("Alaris") and incorporates Criticare's oximetry and noninvasive blood pressure technology with Alaris's temperature technology. Alaris has rights to market the 506DX combination monitor to hospitals in the United States and Canada. Criticare has rights to market the product to the alternate care market and to international markets.

     Model 820 Maestro(TM) I Telemetry Monitors. The Maestro I Telemetry system addresses the rapidly expanding telemetry market with a reliable, inexpensive ECG telemetry system. The Maestro I system provides a waterproof ECG transmitter capable of five ECG lead configurations. The ability to link Criticare's 507E and Scholar monitors to this versatile central station is expected to expand the market into numerous hospital departments.

     VitalView(TM). The VitalView central station makes it possible for one nurse or technician to monitor numerous patients simultaneously. The VitalView can receive, display and store data from a wide variety of Criticare monitors including the Scholar, 507E and MPT.

     MPT(TM). The MPT (Multiple Parameter Telemetry) monitor allows the transmission of vital signs (ECG, blood oxygen saturation and noninvasive blood pressure) on a real time basis to a VitalView central station while the patient is ambulatory. The Company believes the MPT is the first device of its kind. In today's healthcare environment, hospitals benefit by moving patients from expensive critical care departments as quickly as possible to less expensive general nursing floors. MPT, because of its complete monitoring capability and its lower cost, allows the patient to be ambulatory while still being monitored for all vital signs. MPT was approved by the FDA on December 10, 1996.

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

Products Under Development

     Digital Oximetry DOX(TM). The Company is in the later stages of developing an improved oxygen saturation monitor incorporating a digital electronic signal which allows more accurate saturation readings in conditions influenced by light, motion or temperature artifact than the analog electronic signal used in current oxygen saturation monitors.

     Vital Signs(TM). The hand-held Vital Signs monitor measures heart rate, oxygen saturation, noninvasive blood pressure and temperature using a hand-held monitor weighing less than two pounds. These features make the Vital Signs monitor well-suited for use on nursing floors and in physicians' offices, ambulances and home healthcare organizations.

     Home View. The Company is in the active stage of developing a home care application of the MPT (Multiple Parameter Telemetry) monitor and the VitalView central station. When completed, the Home View system will allow patients to be monitored, on a real time basis, using telephone modems to transmit data to the care giver at a remote (hospital or home care) facility thereby further reducing the cost of monitoring certain patients in the high cost hospital environment.

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

Marketing and Sales


     Domestic Sales. During fiscal 1997, the Company's domestic sales efforts were divided between a Hospital Division and an Alternate Care Division. As of July 1, 1997, the Company's domestic sales responsibilities are divided between a Systems Division and a Monitoring Division. The Company's Systems Division focuses its efforts on the MPT/VitalView Systems and related monitors such as Scholar I and Scholar II that can interface with the VitalView Central Station. The flexibility of the MPT System affords hospitals the opportunity to place monitoring where it is used rather than being tied to fixed monitoring units. The Systems Division currently consists of four sales specialists, four clinical specialists and one manager.

     The Company's Monitoring Division focuses its efforts on stand-alone monitoring needs of hospitals, surgery centers, nursing homes and physician offices. Monitoring Division products include pulse oximeters, CO2 monitors, anesthetic agent monitors and vital signs monitors. The Monitoring Division currently consists of five regional managers, approximately 60 independent dealers with approximately 600 sales people and one sales manager.

International Sales. One of the Company's principal marketing strategies has been to target international markets, particularly Western Europe, Latin America and the Pacific Rim countries. During fiscal 1997, Criticare sold its products, principally to hospitals, in over 77 countries through over 140 independent dealers. During fiscal 1997, the Company's European sales efforts were coordinated by the Company's wholly-owned subsidiary, Criticare International GmbH Marketing Services, a corporation organized under the laws of Germany ("Criticare International"). During 1997, Criticare International was involved in separate disputes with three former employees with respect to the termination of such employees. Each of the former employees sued Criticare International in the German Labor Court and the Labor Court ultimately entered a judgement against Criticare International in two of the instances and proceedings have been stayed in the third instance pending the resolution of bankruptcy proceedings with respect to Criticare International. Criticare International has appealed both of the judgements to the Labor Court of Appeals for the State of Hessia. However, one of the former employees also filed a motion with the Municipal Court in Bad Homburg, Germany to put Criticare International into bankruptcy. The bankruptcy administrator has stayed Criticare International's appeals of the Labor Court judgements pending the outcome of the bankruptcy proceedings. Criticare International initially contested the bankruptcy motion but dropped the opposition after the Company withdrew its commitment to pay the amount of any judgements against Criticare
International with respect to the litigation with its former employees.   On
August 29, 1997 the Municipal Court officially opened bankruptcy proceedings against Criticare International. Most of the Company's international order processing, invoicing, collection and customer service functions are handled directly from the Company's headquarters in Waukesha, Wisconsin. However, the Company formed CSI Trading, Inc., a wholly-owned subsidiary, in November of 1996 to perform certain marketing and service functions in Europe. The International Division currently consists of 10 regional managers and one sales manager. Criticare believes demand for the Company's products in international markets is primarily driven by cost containment concerns, and increased interest in using quality patient monitoring products for improved patient management.

     In fiscal 1997, 51% of Criticare's net sales, or $13.3 million, was attributable to international sales, of which approximately 42% was from sales in Western Europe, 29% was from sales to Pacific Rim countries and 29% was from sales to Canada and South America. In fiscal 1996, 46% of Criticare's net sales was attributable to international sales. In fiscal 1995, 49% of Criticare's net sales was attributable to exports. There are no material identifiable assets of the

Company located in foreign markets. The Company sells its products in United States dollars and is not subject to significant currency risks; however, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less price competitive in those markets.

     Clinical Support. At August 31, 1997, Criticare employed four clinical support specialists to provide customer training and education, primarily to domestic hospitals. The clinical support staff also assists in the periodic training and education of the direct sales force. In addition, the direct sales force maintains contact with end-users and provides additional training and updates. Clinical support in foreign markets is provided by Criticare regional managers.

     Warranty and Service. Criticare believes that customer service is a key element of its marketing program. Criticare's monitors are warranted against defects for one year and its reusable sensors for six months. If a problem develops with a Criticare product while under warranty, the Company typically provides a replacement unit until the product can be repaired at the Company's facility. At August 31, 1997, the Company had a customer service staff of 15 people at its Waukesha, Wisconsin facility. The Company also maintains a product repair facility in Bad Homburg, Germany for its European customers. The Company offers extended warranties and service contracts on all of its monitors.

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

Research, Development and Engineering

     Criticare has focused its research, development and engineering expenditures on products designed to meet identified market demands. The Company seeks to apply its expertise in gas monitoring and related sensor technology to develop new products and adapt existing products for new markets. At August 31, 1997, the Company had an in-house research, development and engineering staff of 24 people. The Company's research, development and engineering expenditures were $2.3 million in fiscal 1997, $2.6 million in fiscal 1996 and $1.9 million in fiscal 1995.

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

     The principal competing manufacturers of pulse oximeters are Nellcor Puritan Bennett and Ohmeda, a division of The BOC Group, Inc. The Company estimates that Nellcor has captured a majority, and that Ohmeda and the Company have each captured significant portions of the worldwide pulse oximeter market. In addition, there are approximately 30 other companies which compete in the market for pulse oximeters. The Company also indirectly competes with manufacturers of numerous other medical equipment products for limited customer funds.

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

Patents and Trademarks

     The Company believes one of its principal competitive advantages is provided by its patented and other proprietary technology including its sensor technology, infrared specific anesthetic gas monitoring technology, UltraSync signal processing software and disposable respiratory secretion filter system. None of the Company's U.S. patents expire before 2004. Criticare also has two foreign patent applications pending. There is no assurance that any patents held or secured by the Company will provide any protection or commercial or competitive benefit to the Company. There is also no assurance that the Company's products will not infringe upon patents held by others. The Company is the owner of a United States trademark registrations for "POET," "Scholar," "VitalView" and "MPT."

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

Employees

     At August 31, 1997 Criticare had 126 employees; including 27 in manufacturing and operations, 12 in quality control, 36 in domestic marketing and sales, 14 in international marketing and sales, 13 in administration and 24 in research, development and engineering.

     Many of the Company's technical employees are highly skilled. The Company believes that its continued success depends in part on its ability to continue to attract qualified management, marketing and technical personnel. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Backlog

     Criticare's backlog on June 30, 1997 and 1996 was approximately $1,184,000 and $841,000, respectively. The backlog at these dates consisted primarily of products for which the sales order specified a delayed delivery date.
Criticare generally delivers its products out of inventory when specified by the customer. The Company does not believe that its backlog at any date is indicative of its future sales.

Item 2. PROPERTIES.

     In November 1992, the Company purchased a new 60,000 square foot facility for approximately $4.5 million. The Company's mortgage calls for monthly installments of principal and interest of approximately $35,000 and a final "balloon" payment of approximately $2.7 million in December 2003. The Company believes this facility will be adequate for the foreseeable future.

Item 3. LEGAL PROCEEDINGS.

     On December 15, 1995, Criticare sued a number of its former employees in Waukesha County Circuit Court for improperly diverting corporate resources to pursue their personal business interests through a Bahamian corporation called Pro Med. Criticare asserted both breach of fiduciary duty and conspiracy claims against these former employees, breach of employment agreement against Allan Brack (its former Vice President-International), and sought a declaratory ruling that Mr. Brack be barred from exercising any outstanding stock options by virtue of his improper acts. In April of 1996, Criticare amended its complaint to drop Pro Med and one other individual defendant, Richard Buckley, who Criticare was unable to serve. One of the remaining defendants, Jean-Claude Joubert, moved to dismiss for lack of personal jurisdiction. The court granted his motion and entered judgment dismissing him from the case on June 11, 1996. Criticare does not intend at this time to appeal that ruling. The only remaining defendant, Allan Brack, moved for summary judgment on Criticare's breach of fiduciary duty and conspiracy claims. The court entered an order refusing to dismiss these claims, but limiting the scope of damages Criticare can seek. Criticare is currently examining settlement possibilities, but remains committed to litigate this action vigorously if it is unable to achieve an overall settlement of its disputed claims with all the former employees who were originally named in the lawsuit. At this time, it is not possible to assess with any degree of accuracy Criticare's likelihood of prevailing on its claims against Mr. Brack, or the potential recovery, if any.

Messrs. Buckley and Joubert and Maria Letica, a former cleaning lady for Criticare International, all filed separate wrongful termination suits against Criticare International with the Labor Court in Frankfurt am Main, Germany.
Mr. Buckley filed his wrongful termination action against Criticare International on May 4, 1995. On October 22, 1996, the Labor Court awarded Mr. Buckley back wages and accrued interest of approximately $190,000. Mr. Buckley attempted to enforce the judgment by attempting to seize assets though the use of a German bailiff. When the bailiff was unsuccessful, Mr. Buckley filed a motion on February 26, 1997 with the Municipal Court in Bad Homburg, Germany to put Criticare International into bankruptcy. Criticare International appealed the Labor Court's decision to the Labor Court of Appeals for the State of Hessia on March 17, 1997. Criticare International's appeal of the judgment in favor of Mr. Buckley has been stayed pending the outcome of the bankruptcy proceedings against Criticare International. On September 11, 1995, Mr. Joubert filed his wrongful termination suit against Criticare International. The Labor Court awarded Mr. Joubert a judgment for back wages and accrued interest of approximately $45,000. Criticare International appealed this judgment to the Labor Court of Appeals for the State of Hessia on July 11, 1997. Criticare International's appeal has been stayed pending the outcome of bankruptcy proceedings against Criticare International. On July 7, 1997, Ms. Letica, who was fired by the interim bankruptcy administrator, filed her wrongful termination suit against Criticare International in the Labor Court. This case has also been stayed pending the outcome of the bankruptcy proceedings against Criticare International. Criticare International initially contested the motion for bankruptcy and Criticare submitted a support letter guaranteeing that it would pay any judgments rendered against Criticare International which Criticare International was unable to pay. On June 16, 1997, the Municipal Court appointed a temporary receiver prior to deciding whether to officially open bankruptcy proceedings. Shortly thereafter, Criticare revoked its guaranty of payment and Criticare International dropped its opposition to the bankruptcy motion. The Municipal Court subsequently appointed a bankruptcy administrator and officially opened bankruptcy proceedings on August 29, 1997. The administrator has since terminated the remaining employees of Criticare International and seized its assets, which primarily consist of three prototype anesthesia machines, the revoked guaranty from Criticare, tools used for providing customer service and certain assets of CSI Trading, Inc. that were in Criticare International's possession at the time of the bankruptcy, including some inventory, spare parts and a receivable. Criticare and Mr. Brack are in the process of bidding for the assets of Criticare International. At the present time, it is not possible to assess with any degree of accuracy Criticare's likelihood of prevailing in the bidding for these assets. It is likely that after the bankruptcy proceedings are terminated, the wrongful termination case of Ms. Letica and the appeals of Criticare International in the cases involving Messrs. Buckley and Joubert will be closed. Upon such an occurrence, the judgments of Messrs. Buckley and Joubert will be re-entered against Criticare International. It is possible that Messrs. Buckley and Joubert would then attempt to collect the judgments from Criticare. Criticare intends to vigorously defend against any such actions. However, at this time, it is not possible to assess with any degree of accuracy whether such actions will be brought against Criticare or, if so, Criticare's likelihood of prevailing with regard to such claims.

Prior to April 4, 1997, Criticare fired two of its sales representatives, John Bombulie and Michael Cox. On April 4, 1997, Criticare sued the former employees, in separate cases, in Waukesha County Circuit Court. Criticare is seeking repayment from both employees of advances made to the employees against unearned future commission payments. On May 16, 1997, Messrs. Bombulie and Cox filed counterclaims against Criticare, in each case alleging breach of contract and failure to pay wages. Messrs. Bombulie and Cox claim that Criticare breached and/or modified their original employment agreements, and that Criticare's actions relieved them of any obligation to repay their unearned draw balances. Both men also claim that Criticare's actions altered their compensation structures, and that Criticare is now liable to them for unpaid wages and stock options. Trial in both cases is scheduled for February of 1998. The judge in the case involving Mr. Bombulie has referred the matter to non-binding mediation. Criticare is currently examining settlement possibilities, but remains committed to litigate these actions vigorously if it is unable to achieve a favorable settlement of the respective actions. At this time, it is not possible to assess with any degree of accuracy Criticare's likelihood of prevailing on its claims against Messrs. Bombulie and Cox, nor the likelihood of prevailing with regard to the claims of Messrs. Bombulie and Cox against Criticare.

        Prior to August, 1997, Criticare and a distributor of its products, Dynamic Options Corporation ("D.O.C."), had a dispute over whether Criticare could terminate the exclusive marketing agreement between the parties. On
August 8, 1997, Criticare filed a Complaint against D.O.C. in the Waukesha County Circuit Court. Criticare did not seek specific damages from D.O.C., but rather a declaratory judgment that Criticare could terminate the exclusive marketing agreement. On August 14, 1997, D.O.C. filed a Complaint in the Circuit Court for Madison County, Alabama against Criticare and one of its employees, Fred Arbona. The Complaint alleged that Criticare breached the terms of the exclusive marketing agreement between the parties and that Criticare had committed fraud and intentional interference with the business relationships between D.O.C. and its customers. D.O.C. also alleged in its Complaint that Criticare violated the Alabama Sales Representative Commission Contract Act by failing to pay commissions due under the exclusive marketing agreement between the parties. D.O.C. is seeking $5 million in compensatory damages plus punitive damages in its Complaint. On September 12, 1997, Criticare filed a Notice of Removal of that case to the Federal District Court in Alabama. However, the District Court recently indicated that it will remand the case to the Madison County Court. Criticare has filed a motion with the Alabama
District Court to stay or dismiss the action in Alabama because of the prior existing case in Waukesha County. Likewise, D.O.C. has filed a motion with the Waukesha County Circuit Court to stay or dismiss the action in Waukesha County due to the pending litigation in Alabama. D.O.C. has also filed a counterclaim in the Waukesha County case alleging virtually the same causes of action that it did in its Complaint against Criticare in Alabama. Criticare believes that D.O.C.'s claims lack merit. Criticare is currently examining the possibility of settling both the Wisconsin and the Alabama actions, but remains committed to litigate vigorously if it is unable to achieve an overall settlement satisfactory to it of its disputed claims with D.O.C. At this time, it is not possible to assess with any degree of accuracy Criticare's likelihood of prevailing on its claims against D.O.C., nor the likelihood of prevailing with regard to D.O.C.'s claims against Criticare.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Incorporated herein by reference to the Company's 1997 Annual Report to Stockholders, page 23.

Item 6. SELECTED FINANCIAL DATA.

     Incorporated herein by reference to the Company's 1997 Annual Report to Stockholders, page 2.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Incorporated herein by reference to the Company's 1997 Annual Report to Stockholders, pages 7 through 9.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated Balance Sheets for the Company at June 30, 1997 and 1996 and Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended June 30, 1997, 1996 and 1995, and notes thereto, are incorporated herein by reference to the Company's 1997 Annual Report to Stockholders, pages 10 through 22.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has not changed accountants during the 24 months prior to June 30, 1997. During that period, there were no disagreements with the accountants regarding accounting and financial disclosure.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Nominee for Election as Director," "Other Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Executive Officers" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Criticare Proxy Statement").

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

     1. Financial Statements. The following consolidated financial statements of the Company, included in the annual report of the Company to its Stockholders for the fiscal year ended June 30, 1997, are incorporated by reference in Item 8.

     Consolidated Balance Sheets - as of June 30, 1997 and 1996.

     Consolidated Statements of Operations - for the years ended June 30, 1997, 1996 and 1995.

     Consolidated Statements of Stockholders' Equity - for the years ended June 30, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows - for the years ended June 30, 1997, 1996 and 1995.

     Notes to consolidated financial statements.

     Independent Auditors' Report.

     2. Financial Statement Schedules:

     Independent Auditors' Report.

     Financial Statement Schedule for the years ending June 30, 1997, 1996 and 1995:

          Schedule
          Number    Description                                   Page
          --------  ---------------------------------------       -----

          II        Valuation and Qualifying Accounts             22
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

     3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

     4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

     4.2 Specimen Convertible Debenture (incorporated by reference to the Registration Statement filed on Form S-3, Registration No. 333-25153).

     10.1 Employment Agreement of Gerhard J. Von der Ruhr (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

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

     10.5 1992 Employee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-60644).

     10.6 1992 Nonemployee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-60214).

     10.7 1987 Employee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-33497).

     10.8 1987 Nonemployee Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-40038).

     10.9 Form of Executive Officer and Director Indemnity Agreement (incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-13050).

     10.10 Employment Agreement of Richard J. Osowski (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.11 Revised Option Agreement between the Company and AmHS Purchasing Partners, L.P. dated as of July 1, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

     10.12 Amendment to Employment Agreement of Gerhard J. Von der Ruhr.


     10.13  Amendment to Employment Agreement of N.C. Joseph Lai.

     10.14  Amendment to Employment Agreement of Richard J. Osowski.

     10.15 Amended Consultant Warrant Agreement (incorporated by reference to the Company's Post-effective Amendment number 1 to its Registration Statement on Form S-3, Registration No. 333-00861).

     10.16  Amendment to Amended Consultant Agreement.

     10.17 Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on April 18, 1997).

     10.18 Convertible Debenture Purchase Agreement (incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-25153).

     13     Annual Report to Stockholders for the Year Ended June 30, 1997.

     21     Subsidiaries.

     23     Independent Auditors' Consent.

     24 Power of Attorney.

     27 Financial Data Schedule.

(b) Reports on Form 8-K.

     The Company filed a report on Form 8-K on April 18, 1997, reporting that the Company declared a dividend of one preferred share purchase right for each outstanding share of the Company's $.04 per share par value common stock, payable on April 24, 1997, to all stockholders of record on that date.

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

                                CRITICARE SYSTEMS, INC.

                                By /s/ Gerhard J. Von der Ruhr
                                   -----------------------------
                                       Gerhard J. Von der Ruhr,
                                               President

                                Date: October 10, 1997

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerhard J. Von der Ruhr and Richard J. Osowski, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                        Title                          Date
--------------------------------  -----------------------------------   ----------------------
/s/Gerhard J. Von der Ruhr        Chairman of the Board, President and  October 10, 1997
---------------------------       Director
Gerhard J. Von der Ruhr
* Attorney-in-Fact

*                                 Vice Chairman of the Board,           October 10, 1997
---------------------------       Vice President and Director
N.C. Joseph Lai

/s/ Richard J. Osowski            Senior Vice President-Finance         October 10, 1997
---------------------------       (Principal Financial and Accounting
Richard J. Osowski                Officer)
* Attorney-in-Fact

*                                 Director                              October 10, 1997
---------------------------
Karsten Houm

*                                 Director                              October 10, 1997
---------------------------
Milton Datsopoulos


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Criticare Systems, Inc.:

We have audited the consolidated financial statements of Criticare Systems, Inc. and subsidiaries as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 15, 1997; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Criticare Systems, Inc. listed in Item 14(a). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 15, 1997

                                 SCHEDULE II

                            CRITICARE SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995



Column A                                     Column B            Column C     Column D    Column E
---------                                   -----------         -----------  ----------   ---------

                                            Balance at          Charged to               Balance at
                                            Beginning           Costs and                   End of
Description                                 of Period            Expenses    Deductions     Period
-----------                                 -----------         -----------  ----------   ---------
YEAR ENDED JUNE 30, 1995:

Allowance for doubtful accounts              $275,000           $   36,878      $41,878    $270,000

Reserve for sales returns and                $204,000           $1,172,464   $1,007,464    $369,000
  allowances

YEAR ENDED JUNE 30, 1996

Allowance for doubtful                       $270,000           $  130,123   $  105,123    $295,000
 accounts

Reserve for sales returns and                $369,000           $1,062,793   $  927,793    $504,000
  allowances

YEAR ENDED JUNE 30, 1997:

Allowance for doubtful                       $295,000           $  366,505   $  194,505    $467,000
 accounts

Reserve for sales returns and                $504,000           $1,283,931   $1,647,931    $140,000
 allowances

                                 EXHIBIT INDEX



                                                                       Sequential
   Exhibit                                                             Page
   Number                                                              Number
   ------                                                              ------

     3.1    Restated Certificate of Incorporation of
            the Company                                                (1)

     3.2    By-Laws of the Company                                     (1)

     4.1    Specimen Common Stock certificate                          (1)

     4.2    Specimen Convertible Debenture                             (1)

    10.1    Employment Agreement of Gerhard J.
            Von der Ruhr                                               (1)

    10.2    Employment Agreement of N.C. Joseph Lai                    (1)

    10.3    Blatz House Offices Limited Partnership
            Agreement                                                  (1)

    10.4    Option Agreement dated March 12, 1991
            between the Company and American
            Healthcare Systems                                         (1)

    10.5    1992 Employee Stock Option Plan                            (1)

    10.6    1992 Nonemployee Stock Option Plan                         (1)

    10.7    1987 Employee Stock Option Plan                            (1)

    10.8    1987 Nonemployee Stock Option Plan                         (1)

    10.9    Form of Executive Officer and Director
            Indemnity Agreement                                        (1)

    10.10   Employment Agreement of Richard J. Osowski                 (1)


    10.11   Revised Option Agreement between the
            Company and AmHS Purchasing Partners, L.P.
            dated as of July 1, 1993                                     (1)

    10.12   Amendment to Employment Agreement
            of Gerhard J. Von der Ruhr                                  _____

    10.13   Amendment to Employment Agreement
            of N.C. Joseph Lai                                          _____

    10.14   Amendment to Employment Agreement
            of Richard J. Osowski                                       _____

    10.15   Amended Consultant Warrant Agreement                         (1)

    10.16   Amendment to Amended Consultant Warrant Agreement           _____

    10.17   Rights Agreement                                             (1)

    10.18   Convertible Debenture Purchase Agreement                     (1)

    11      Statement regarding computation                             _____
            of per share earnings

    13      Annual Report to Stockholders                               _____
            for the year ended June 30, 1997

    21      Subsidiaries                                                _____

    23      Independent Auditors' Consent                               _____

    24      Power of Attorney                                           _____

    27      Financial Data Schedule                                     _____


---------------
(1) Incorporated by reference as indicated in Part IV.