Form 10-Q
period 1997-09-30
CRITICARE SYSTEMS INC /DE/
filed 1997-11-14
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                   Form 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

                        Commission file number -0-16061
                                               --------

                           CRITICARE SYSTEMS, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                               39-1501563
     ----------------------------------------------------------------------
     (State or other jurisdiction         (IRS Employer Identification No.)
     of incorporation or organization)

         20925 Crossroads Circle,   Waukesha, Wisconsin           53186
     ----------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code  (414) 798-8282
                                                   ------------------------

                                     N/A
     ----------------------------------------------------------------------
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

Number of shares outstanding of each class of the registrant's classes of common stock as of November 5, 1997: Common Stock 8,215,854 shares.

                            CRITICARE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997

                                  (UNAUDITED)



      ASSETS                                   September 30,     June 30,
      ------                                       1997           1997
                                               -------------  -----------
      CURRENT ASSETS:
      Cash and cash equivalents                   $2,517,090   $2,440,859
      Accounts receivable                          7,758,158    7,182,237
      Other receivables                              369,738      236,855
      Inventory                                    7,588,981    7,730,591
      Prepaid expenses                               290,882      269,620
      -------------------------------------------------------------------
      Total current assets                        18,524,849   17,860,162
      -------------------------------------------------------------------

      PROPERTY, PLANT AND EQUIPMENT - NET          7,018,896    7,044,729
      -------------------------------------------------------------------

      OTHER ASSETS:
      License and patents - net                      147,488      124,882
      Convertible debenture issue costs               29,421      115,293
      -------------------------------------------------------------------
      Total other assets                             176,909      240,175
      -------------------------------------------------------------------

      TOTAL                                      $25,720,654  $25,145,066
      -------------------------------------------------------------------

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

      CURRENT LIABILITIES:
      Accounts payable                            $2,732,288   $3,112,112
      Accrued liabilities:
         Compensation and commissions              1,097,272    1,000,552
         Product warranties                          618,018      370,000
         Other                                     1,285,031    1,176,891
      Current maturities of long-term debt           124,682      147,442
      -------------------------------------------------------------------
      Total current liabilities                    5,857,291    5,806,997
      -------------------------------------------------------------------

      LONG-TERM DEBT, less current maturities      3,248,036    3,274,611
      -------------------------------------------------------------------

      CONVERTIBLE DEBENTURES                         590,629    1,836,323
      -------------------------------------------------------------------

      STOCKHOLDERS' EQUITY:
      Preferred stock
      Common stock                                   323,931      311,859
      Additional paid-in capital                  16,097,125   14,469,406
      Retained earnings (accumulated deficit)       (343,561)    (516,023)
      Cumulative translation adjustments             (52,797)     (38,107)
      -------------------------------------------------------------------
      Total stockholders' equity                  16,024,698   14,227,135
      -------------------------------------------------------------------

      TOTAL                                      $25,720,654  $25,145,066
      -------------------------------------------------------------------


See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)


                                                   1997        1996
                                                ----------  ----------

         NET SALES                              $7,544,005  $6,478,165

         COST OF GOODS SOLD                      4,038,401   3,354,426
         -------------------------------------------------------------
         GROSS PROFIT                            3,505,604   3,123,739
         -------------------------------------------------------------

         OPERATING EXPENSES:
         Marketing                               1,947,080   1,927,294
         Research, development and engineering     521,392     566,280
         Administrative                            451,053     400,519
         -------------------------------------------------------------
         Total Operating Expenses                2,919,525   2,894,093
         -------------------------------------------------------------

         INCOME FROM OPERATIONS                    586,079     229,646
         -------------------------------------------------------------

         OTHER INCOME (EXPENSE):
         Interest expense                        (438,916)   (154,483)
         Interest income                            25,299         240
         Equity in loss of investments                        (24,000)
         -------------------------------------------------------------
         Total                                   (413,617)   (178,243)
         -------------------------------------------------------------

         INCOME BEFORE INCOME TAXES                172,462      51,403
         INCOME TAX  PROVISION                           0           0
         -------------------------------------------------------------

         NET INCOME                                172,462      51,403
         -------------------------------------------------------------

         EARNINGS PER COMMON SHARE:
         Primary                                     $0.02       $0.01
         Fully diluted                                0.02        0.01
         -------------------------------------------------------------

         WEIGHTED AVERAGE NUMBER OF COMMON
          SHARES OUTSTANDING
         Primary                                 8,583,978   7,128,272
         Fully diluted                           8,583,978   7,226,643
         -------------------------------------------------------------




See notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                  (UNAUDITED)


                                                            1997       1996
                                                         ----------  ---------

   OPERATING ACTIVITIES:
   Net income                                           $  172,462   $  51,403
   Adjustments to reconcile net income to net cash
     provided by (used in)  operating activities:
        Depreciation and amortization                      236,314     153,410
        Equity in loss of investments                                   24,000
        Debentures converted to common stock               357,095
        Changes in assets and liabilities:
            Accounts receivable                           (575,921)  1,439,875
            Other receivables                             (132,883)     (3,111)
            Inventories                                    141,610    (129,662)
            Prepaid expenses                               (21,262)    (66,090)
            Accounts payable                              (379,824)   (928,161)
            Accrued liabilities                            438,189    (449,217)
   ---------------------------------------------------------------------------
   Net cash provided by (used in) operating activities     235,780      92,447
   ---------------------------------------------------------------------------

   INVESTING ACTIVITIES:
   Purchases of property, plant and equipment              (56,048)    (21,418)
   Reduction (increase) in loaner and demo equipment      (177,041)     25,162
   Advances to Immtech International                                   (24,000)
   ---------------------------------------------------------------------------
   Net cash (used in) investing activities                (233,089)    (20,256)
   ---------------------------------------------------------------------------

   FINANCING ACTIVITIES:
   Payments on line of credit facility                                (400,000)
   Principal payments on long-term debt                    (49,335)    (52,594)
   Proceeds from issuance of common stock                  122,875
   ---------------------------------------------------------------------------
   Net cash provided by (used in) financing activities      73,540    (452,594)
   ---------------------------------------------------------------------------

   NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                       76,231    (380,403)

   CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                           2,440,859     806,645
   ---------------------------------------------------------------------------

   CASH AND CASH EQUIVALENTS, END OF
     PERIOD                                             $2,517,090  $  426,242
   ---------------------------------------------------------------------------



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

3.  INVENTORY VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at September 30, 1997 and June 30, 1997, respectively:


                                      September 30,   June 30,
                                         1997           1997
                ----------------------------------------------
                Component parts        $3,156,799   $2,867,884
                Work in process         1,588,466    1,843,018
                Finished units          2,843,716    3,019,689
                ----------------------------------------------
                Total inventories      $7,588,981   $7,730,591
                ----------------------------------------------

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                           September 30,     June 30,
                                                1997           1997
       ---------------------------------------------------------------
       Land and building                   $4,525,000      $4,525,000
       Machinery and equipment              1,682,031       1,674,488
       Furniture and fixtures                 618,848         617,451
       Demonstration and loaner monitors    1,958,739       1,781,698
       Production tooling                   2,157,988       2,137,986
       --------------------------------------------------------------
       Property, plant and equipment-cost  10,942,606      10,736,623
       Less accumulated depreciation        3,923,710       3,691,894
       --------------------------------------------------------------
       Property, plant and equipment-net   $7,018,896       7,044,729
       --------------------------------------------------------------



5.  CONVERTIBLE DEBENTURES

In February 1997, the Company issued $2,500,000 of convertible debentures. The debentures have a two year term maturity with a stated annual interest rate of 8%, payable in shares of common stock at the conversion date or maturity date. The holders of the debentures had the option to convert up to $1,250,000 of the debentures and accrued interest to common stock of the Company sixty-one (61) days after the February 1997 closing date at a conversion price equal to a 20% discount from the average closing bid price of the Company's common stock for the five days preceding the conversion date. Debentures aggregating $550,000 were converted under the 20% discount conversion feature. The remaining debentures and accrued interest can be converted to common stock of the Company at a conversion price equal to a 25% discount from the average closing bid price of the Company's common stock for the five days preceding the conversion date. Any unconverted debentures and accrued interest will be automatically converted to common stock in February 1999 at a 25% discount. Through September 30, 1997, $2,000,000 of debentures have been converted to 462,945 shares of common stock with a fair market value of $2,707,456 as of the conversion dates. As of September 30, 1997, $500,000 of original debentures were outstanding with a carrying value, including accrued interest and amortized discount, of $590,629.

Proceeds from the issuance of the debentures were recorded as a liability at the issuance date. The conversion discount is amortized and reported as additional interest expense over the life of the debentures. In the event the debentures are converted prior to February 1999, additional interest expense is recognized for any unamortized discount as of the conversion date. The debentures are included in the accompanying consolidated balance sheet at the issuance price, plus any accrued interest and amortized discount.

6.  CONTINGENCIES

The Company is involved in various lawsuits that have arisen from the normal conduct of business and in connection with liquidating Criticare International GmbH Marketing Services, a wholly owned subsidiary. These proceedings are handled by outside counsel. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

7.  NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." the Company is currently in the process of evaluating the accounting and disclosure effects of the Statement, which is required to be adopted in the second quarter of fiscal 1998.

                            CRITICARE SYSTEMS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1997 increased 17% to $7.5 million from $6.5 million for the same period in fiscal 1997. Domestic Hospital sales increased approximately $735,000 due to increased MPT/VitalView telemetry systems and initial OEM shipments of the 506DX combination (oximetry, noninvasive blood pressure and temperature) monitor produced for Alaris Medical. Alternate Care sales increased approximately $272,000 due to increased Model 507E vital signs monitor and 506DX combination monitor shipments to non-hospital alternate care sites. International sales were approximately the same as prior year levels.

The gross profit percentage of 46.5% for the three months ended September 30, 1997 was below the 48.2% gross profit percentage reported in the same period of the previous fiscal year. Significant increases in gross profit recorded on MPT/VitalView systems sales were offset by lower gross profit recorded on International sales and increased unabsorbed manufacturing overhead related to production start-up costs incurred on both the MPT/VitalView systems and the 506DX combination monitor.

Operating expenses increased approximately $25,000, but declined as a percentage of sales to 38.7% from the previous year's level of 44.7%. Marketing expenses increased approximately $20,000 when compared to the same period in fiscal 1997 due to increased sales commissions related to the higher sales volume offset in part by reduced expenses resulting from the restructuring of international sales support from Germany to the corporate office. Research, development and engineering expense declined approximately $45,000 related to reduced outside contract and project expense. Administrative expenses increased approximately $51,000 related to increased payroll, insurance and legal expenses incurred in the three months ended September 30, 1997 when compared to the same period in fiscal 1997.

Income from operations increased approximately $356,000 or 155% for the three months ended September 30, 1997 when compared to the same period in fiscal 1997 due to the increased sales volume and control of operating expenses.

Non-operating expenses were approximately $414,000 and $178,000 for the three months ended September 30, 1997 and 1996, respectively. The increase was due to the interest and purchase discount costs associated with the conversion of $1,150,000 of the $2,500,000 total convertible debentures issued in February 1997, offset in part by lower line of credit borrowing interest expense and higher interest income from short term cash investments.

Net income of $172,462 for the three months ended September 30, 1997 compares to net income of $51,403 for the three months ended September 30, 1996.

LIQUIDITY

During the three months ended September 30, 1997, the Company recorded a positive cash flow of approximately $236,000 from operations with a cash balance of approximately $2,517,000 and no short term borrowings. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations and utilization of the proceeds from the convertible debenture issue of February 1997. In addition, the Company continues to engage in discussions to establish a bank line of credit.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements. Such statements refer to the Company's opinion, belief or expectation. Forward looking statements are subject to certain risks and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, the uncertainties inherent in litigation, the timing of new product introductions, delays in customer delivery requirements, and general economic conditions in the Company's market segments.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a) The registrant filed no reports on Form 8-K during the quarter ended September 30, 1997.


















                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CRITICARE SYSTEMS, INC. (Registrant)

Date   11/13/97                 BY
---------------                    ----------------------------------
                                   Joseph M. Siekierski
                                   Vice President - Finance
                                   (Chief Accounting Officer and
                                   Duly Authorized Officer)