Form 10-Q
period 1997-12-31
CRITICARE SYSTEMS INC /DE/
filed 1998-02-13
CIK 812121

                     SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ------------------

                                  Form 10-Q

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ------ SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended December 31, 1997
                                       ----------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------    ------------

                        Commission file number -0-16061

                               CRITICARE SYSTEMS, INC.
          ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                            39-1501563
 ---------------------------------------------------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)



      20925 Crossroads Circle,   Waukesha, Wisconsin           53186
  -------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)


Registrant's telephone number including area code  (414) 798-8282
                                                   --------------

                                   N/A
  -------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes   X  No
                                                                       --    --
Number of shares outstanding of each class of the registrant's classes of common stock as of February 10, 1998: Class A Common Stock 8,319,901 shares.

                           CRITICARE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND JUNE 30, 1997

                                  (UNAUDITED)

                                                            December 31,                   June 30,
         ASSETS                                                1997                          1997
                                                         ----------------              --------------
CURRENT ASSETS:
Cash and cash equivalents                              $    2,372,323                  $   2,440,859
Accounts receivable                                         8,011,175                      7,182,237
Other receivables                                             378,450                        236,855
Inventory                                                   7,626,716                      7,730,591
Prepaid expenses                                              280,589                        269,620
----------------------------------------------------------------------------------------------------
Total current assets                                       18,669,253                     17,860,162
----------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT - NET                         6,799,909                      7,044,729
----------------------------------------------------------------------------------------------------

INVESTMENTS                                                    -                               -
----------------------------------------------------------------------------------------------------

OTHER ASSETS:
License and patents - net                                     141,962                        124,882
Convertible debenture issuance costs -net                      -                             115,293
Goodwill - net                                                 -                               -
----------------------------------------------------------------------------------------------------
Total other assets                                            141,962                        240,175
----------------------------------------------------------------------------------------------------
TOTAL                                                   $  25,611,124                    $25,145,066
----------------------------------------------------------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                        $   2,816,659                  $   3,112,112
Accrued liabilities:
  Compensation and commissions                              1,108,643                      1,000,552
  Product warranties                                          611,157                        370,000
  Other                                                       706,712                      1,176,891
Current maturities of long-term debt                          104,727                        147,442
----------------------------------------------------------------------------------------------------
Total current liabilities                                   5,347,898                      5,806,997
----------------------------------------------------------------------------------------------------

LONG-TERM DEBT, less current maturities                     3,220,817                      3,274,611
----------------------------------------------------------------------------------------------------

CONVERTIBLE DEBENTURES                                         -                           1,836,323
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock                                                -                               -
Common stock                                                  332,796                        311,859
Additional paid-in capital                                 16,974,374                     14,469,406
Retained earnings (accumulated deficit)                      (211,964)                      (516,023)
Cumulative translation adjustments                            (52,797)                       (38,107)
----------------------------------------------------------------------------------------------------
Total stockholders' equity                                 17,042,409                     14,227,135
----------------------------------------------------------------------------------------------------
TOTAL                                                     $25,611,124                    $25,145,066
----------------------------------------------------------------------------------------------------

           See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                  SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                  (UNAUDITED)

                                                                 1997                  1996
                                                                 ----                  ----
NET SALES                                                   $14,681,507              $13,059,357

COST OF GOODS SOLD                                            7,903,128                6,874,832
--------------------------------------------------------------------------------------------------

GROSS PROFIT                                                  6,778,379                6,184,525
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Marketing                                                     3,877,272                4,115,180
Research, development and engineering                         1,052,387                1,117,259
Administrative                                                  840,549                  873,429
--------------------------------------------------------------------------------------------------
Total                                                         5,770,208                6,105,868
--------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                        1,008,171                   78,657
--------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                               (638,756)                (300,856)
Interest income                                                  54,644                      474
Equity in loss of investments                                  (120,000)                 (24,000)
--------------------------------------------------------------------------------------------------
Total                                                          (704,112)                (324,382)
--------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                               304,059                 (245,725)
--------------------------------------------------------------------------------------------------

INCOME TAX PROVISION                                            -                        -
--------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                           $   304,059             $   (245,725)
--------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                       $      0.04             $      (0.03)
Diluted                                                            0.04                    (0.03)
--------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Basic                                                         8,107,197                7,128,272
Diluted                                                       8,608,032                7,128,272
--------------------------------------------------------------------------------------------------


See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                  (UNAUDITED)

                                                             1997                       1996
                                                             ----                       ----
NET SALES                                             $  7,137,503             $      6,581,192

COST OF GOODS SOLD                                       3,864,726                    3,520,406
------------------------------------------------------------------------------------------------

GROSS PROFIT                                             3,272,777                    3,060,786
------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Marketing                                                1,930,193                    2,187,886
Research, development and engineering                      530,995                      550,979
Administrative                                             389,496                      472,910
------------------------------------------------------------------------------------------------
Total                                                    2,850,684                    3,211,775
------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                     422,093                     (150,989)
------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                          (199,839)                    (146,373)
Interest income                                             29,344                          234
Equity in loss of investments                             (120,000)                         -
------------------------------------------------------------------------------------------------
Total                                                     (290,495)                    (146,139)
------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                          131,598                     (297,128)
------------------------------------------------------------------------------------------------

INCOME TAX PROVISION                                         -                         -
------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                     $    131,598             $       (297,128)
------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                                 $       0.02             $          (0.04)
Diluted                                                       0.02                        (0.04)
------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
Basic                                                    8,203,699                    7,128,272
Diluted                                                  8,704,534                    7,128,272
------------------------------------------------------------------------------------------------


See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                  (UNAUDITED)


                                                                                    1997            1996
                                                                                    ----            ----
OPERATING ACTIVITIES:
Net (loss) income                                                            $     304,059    $  (245,725)
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
       Depreciation                                                                464,725        292,776
       Amortization                                                                  9,000         18,600
       Equity in loss of investments                                               120,000         24,000
        Interest and discount accrued on convertible debentures                    476,476
       Changes in assets and liabilities:
         Accounts receivable                                                      (828,938)     1,778,715
         Other receivables                                                        (141,595)       (21,260)
         Inventories                                                               103,875       (151,481)
         Prepaid expenses                                                          (10,969)      (164,321)
         Accounts payable                                                         (295,453)      (725,260)
         Accrued liabilities                                                      (120,931)      (344,729)
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                           80,249        461,315
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES-
Purchases of property, plant and equipment                                        (245,986)      (102,721)
Advances to Immtech International, Inc.                                           (120,000)       (24,000)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (365,986)      (126,721)
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Payments under line of credit facility                                              -            (800,000)
Principal payments on long-term debt                                               (96,509)      (106,377)
Proceeds from the sale of common stock                                             120,000            -
Proceeds from the exercise of stock options                                        193,710            -
----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                              217,201       (906,377)
----------------------------------------------------------------------------------------------------------

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 (68,536)      (571,783)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   2,440,859        806,645
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 2,372,323      $ 234,862
----------------------------------------------------------------------------------------------------------


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


3.  INVENTORY VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at December 31, 1997 and June 30, 1997, respectively:

                                           December 31,               June 30,
                                              1997                     1997
         ---------------------------------------------------------------------------------
         Component parts                   $3,284,477               $2,867,884
         Work in process                    1,627,572                1,843,018
         Finished units                     2,714,667                3,019,689
         ---------------------------------------------------------------------------------
         Total inventories                 $7,626,716               $7,730,591
         ---------------------------------------------------------------------------------

                            CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                                December 31,              June 30,
                                                  1997                      1997
         ------------------------------------------------------------------------------
         Land and building                     $4,525,000                $4,525,000
         Machinery and equipment                1,713,935                 1,674,488
         Furniture and fixtures                   621,024                   617,451
         Demonstration and loaner monitors      1,911,007                 1,781,698
         Production tooling                     2,185,562                 2,137,986
         ------------------------------------------------------------------------------
         Property, plant and equipment - cost  10,956,528                10,736,623
         Less accumulated depreciation          4,156,619                 3,691,894
         ------------------------------------------------------------------------------
         Property, plant and equipment - net   $6,799,909                $7,044,729
         ------------------------------------------------------------------------------

5.  CONVERTIBLE DEBENTURES

In February 1997, the Company issued $2,500,000 of convertible debentures.
The debentures have a two year term maturity with a stated annual interest rate of 8%, payable in shares of common stock at the conversation date or maturity date. The holders of the debentures had the option to convert up to $1,250,000 of the debentures and accrued interest to common stock of the Company sixty-one
(61) days after the February 1997 closing date at a conversion price equal to a 20% discount from the average closing bid price of the Company's common stock for the five days preceding the conversion date. Debentures aggregating $550,000 were converted under the 20% discount conversion feature. The remaining debentures and accrued interest were converted to common stock of the Company at a conversion price equal to a 25% discount from the average closing bid price of the Company's common stock for the five days preceding the conversion date. All of the debentures were converted to common stock prior to December 31, 1997.

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

                            CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)
6.  NET INCOME (LOSS) PER SHARE

Effective for the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which established new standards for the calculation of net income per share effective for interim and annual periods ending after December 15, 1997. Net income (loss) information for the three months and six months ended December 31, 1997 and 1996 have been restated in accordance with the new accounting pronouncement. Reconciliations of the numerator and denominator of the basic and diluted per share computations are summarized as follows:

SIX MONTHS ENDED DECEMBER 31:                                      1997                   1996
 Net Income Per Share - Basic:
   Net income (loss)                                       $      304,059            $     (245,725)
   Weighted average shares outstanding                          8,107,197                 7,128,272
    Net income per share - basic                           $          .04            $         (.03)

 Net Income Per Share - Diluted:
   Net income (loss)                                       $      304,059            $     (245,725)
   Weighted average shares outstanding                          8,107,197                 7,128,272
    Effect of dilutive securities-
    Stock options                                                 500,835
    Weighted average shares assuming dilution                   8,608,032                 7,128,272
    Net income per share - diluted                         $          .04            $         (.03)

THREE MONTHS ENDED DECEMBER 31:
 Net Income Per Share - Basic:
   Net income (loss)                                       $      131,598            $     (297,128)
   Weighted average shares outstanding                          8,203,699                 7,128,272
    Net income per share - basic                           $          .02            $         (.04)

 Net Income Per Share - Diluted:
   Net income (loss)                                       $      131,598            $     (297,128)
   Weighted average shares outstanding                          8,203,699                 7,128,272
    Effect of dilutive securities-
    Stock options                                                 500,835
    Weighted average shares assuming dilution                   8,704,534                 7,128,272
    Net income per share - diluted                         $          .02            $         (.04)

                            CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)



7.  CONTINGENCIES

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

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                  Six Months Ended December 31, 1997 and 1996

RESULTS OF OPERATIONS
---------------------

Net sales for the six months ended December 31, 1997 increased 12% to $14.7 million from $13.1 million for the same period in fiscal 1997. Domestic Hospital sales increased due to increased MPT/VitalView telemetry systems and initial OEM shipments of the 506DX combination (oximetry, noninvasive blood pressure and temperature) monitor produced for Alaris Medical. Alternate Care sales increased due to increased Model 507E vital signs monitor and 506DX combination monitor shipments to non-hospital alternate care sites. International sales decreased slightly due to a decreased demand for pulse oximeters.

The gross profit percentage of 46.2% for the six months ended December 31, 1997 was below the 47.4% gross profit percentage reported in the same period of the previous fiscal year. Improvements in gross profit recorded on MPT/VitalView systems sales were offset by lower gross profit recorded on Alternate Care and International sales due to continued price competition.

Operating expenses decreased approximately $336,000, and declined as a percentage of sales to 39.3% from the previous year's level of 46.8%.
Marketing expenses decreased approximately $238,000 when compared to the same period in fiscal 1997 due to decreased payroll in the Domestic Hospital division and reduced expenses resulting from the restructuring of international sales support from Germany to the corporate office. Research, development and engineering expense declined approximately $65,000 related to reduced outside contract and project expense. Administrative expenses decreased approximately $33,000 in the six months ended December 31, 1997 when compared to the same period in fiscal 1997.

Income from operations increased approximately $930,000 for the six months ended December 31, 1997 when compared to the same period in fiscal 1997 due to the increased sales volume and control of operating expenses.

Non-operating expenses were approximately $704,000 and $324,000 for the six months ended December 31, 1997 and 1996, respectively. The increase was due to the interest and conversion discount costs associated with the conversion of $1,650,000 of convertible debentures to common stock.

Net income of approximately $304,000 for the six months ended December 31, 1997 represents an improvement from the net loss of approximately $246,000 recorded in the same period of fiscal 1997. The improved net income results from increased sales and decreased operating expenses which were partially offset by increased non-operating expenses.

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                 Three Months Ended December 31, 1997 and 1996


RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended December 31, 1997 increased 8% to $7.1 million from $6.6 million for the same period in fiscal 1997. Domestic Hospital sales increased due primarily to OEM shipments of the 506DX combination (oximetry, noninvasive blood pressure and temperature) monitor produced for Alaris Medical. Alternate Care sales increased due to increased Model 507E vital signs monitor and 506DX combination monitor shipments to non-hospital alternate care sites. International sales decreased due to a reduction in sales of the combination oximeter and carbon dioxide monitor.

The gross profit percentage of 45.9% for the three months ended December 31, 1997 was slightly below the 46.5% gross profit percentage reported in the same period of the previous fiscal year. Slight price erosion was reported in all three divisions due to continued competition in these areas.

Operating expenses decreased approximately $361,000, and declined as a percentage of sales to 39.9% from the previous year's level of 48.8%. Marketing expenses decreased approximately $258,000 when compared to the same period in fiscal 1997 due to decreased payroll in the Domestic Hospital division and by reduced expenses resulting from the restructuring of international sales support from Germany to the corporate office. Research, development and engineering expense declined approximately $20,000 related to reduced outside contract and project expense. Administrative expenses decreased approximately $83,000 related primarily to reduced bad debt expenses incurred in the three months ended December 31, 1997 when compared to the same period in fiscal 1997.

Income from operations increased approximately $573,000 for the three months ended December 31, 1997 when compared to the same period in fiscal 1997 due to the increased sales volume and control of operating expenses.

Non-operating expenses were approximately $290,000 and $146,000 for the three months ended December 31, 1997 and 1996, respectively. The increase was due to the interest and conversion discount costs associated with the conversion of $500,000 of convertible debentures to common stock.

Net income of approximately $132,000 for the three months ended December 31, 1997 represents an improvement from the net loss of approximately $297,000 recorded in the same period of fiscal 1997. The improved net income results from increased sales, decreased operating expenses which were partially offset by increased non-operating expenses.

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


LIQUIDITY
---------

During the six months ended December 31, 1997, the Company recorded a positive cash flow from operations of approximately $80,000 and had a cash balance of approximately $2,400,000 and no short term borrowings. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations. In addition, the Company has received a commitment letter on a new bank line of credit and it is in the processing of finalizing the agreement.

FORWARD LOOKING STATEMENTS
-------------------------

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

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (b) The registrant filed a report on Form 8-K on December 3, 1997 which reported the naming of Joseph M. Siekierski as the Company's new Vice President - Finance, chief accounting officer and chief financial officer.









                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CRITICARE SYSTEMS, INC.
                                                    (Registrant)

Date       02/13/98                          BY
------------------------                        -------------------------------
                                                Joseph M. Siekierski
                                                Vice President - Finance
                                                (Chief Accounting Officer and
                                                Duly Authorized Officer)