Form 10-Q
period 1998-03-31
CRITICARE SYSTEMS INC /DE/
filed 1998-05-15
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                    Form 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998
                                         --------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------    ------------

                         Commission file number -0-16061

                             CRITICARE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           39-1501563
-----------------------------------------------------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
   of incorporation or organization)

   20925 Crossroads Circle, Waukesha, Wisconsin             53186
   --------------------------------------------------------------------------
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number including area code  (414) 798-8282
                                                   ---------------------------

                                       N/A
           -----------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

Number of shares outstanding of each class of the registrant's classes of common stock as of May 6, 1998: Class A Common Stock 8,351,151 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND JUNE 30, 1997

                                   (UNAUDITED)

                                                   March 31,         June 30,
         ASSETS                                     1998              1997
                                               ------------       ------------
CURRENT ASSETS:
Cash and cash equivalents                      $  2,313,387       $  2,440,859
Accounts receivable                               7,344,984          7,182,237
Other receivables                                   292,664            236,855
Inventory                                         7,024,240          7,730,591
Prepaid expenses                                    353,548            269,620
------------------------------------------------------------------------------
Total current assets                             17,328,823         17,860,162
------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT - NET               6,891,445          7,044,729
------------------------------------------------------------------------------

INVESTMENTS                                              --                 --
------------------------------------------------------------------------------

OTHER ASSETS:
License and patents - net                           137,462            124,882
Convertible debenture issuance costs -net                --            115,293
Goodwill - net                                           --                 --
------------------------------------------------------------------------------
Total other assets                                  137,462            240,175
------------------------------------------------------------------------------
TOTAL                                          $ 24,357,730       $ 25,145,066
------------------------------------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                               $  1,972,467       $  3,112,112
Accrued liabilities:
  Compensation and commissions                      889,671          1,000,552
  Product warranties                                440,798            370,000
  Other                                             624,940          1,176,891
Current maturities of long-term debt                107,478            147,442
------------------------------------------------------------------------------
Total current liabilities                         4,035,354          5,806,997
------------------------------------------------------------------------------

LONG-TERM DEBT, less current maturities           3,192,937          3,274,611
------------------------------------------------------------------------------

CONVERTIBLE DEBENTURES                                 --            1,836,323
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock                                        --                 --
Common stock                                        334,086            311,859
Additional paid-in capital                       17,041,115         14,469,406
Retained earnings (accumulated deficit)            (192,966)          (516,023)
Cumulative translation adjustments                  (52,796)           (38,107)
------------------------------------------------------------------------------
Total stockholders' equity                       17,129,439         14,227,135
------------------------------------------------------------------------------
TOTAL                                          $ 24,357,730       $ 25,145,066
------------------------------------------------------------------------------

See condensed notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

                                                  1998               1997
                                                  ----               ----

NET SALES                                    $ 20,960,466       $ 18,540,327

COST OF GOODS SOLD                             11,263,024          9,911,814
----------------------------------------------------------------------------

GROSS PROFIT                                    9,697,442          8,628,513
----------------------------------------------------------------------------

OPERATING EXPENSES:
Marketing                                       5,651,509          6,112,063
Research, development and engineering           1,612,777          1,656,299
Administrative                                  1,354,717          1,399,092
----------------------------------------------------------------------------
Total                                           8,619,003          9,167,454
----------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                   1,078,439           (538,941)
----------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                 (718,373)          (554,788)
Interest income                                    82,991             17,380
Equity in loss of investments                    (120,000)           (24,000)
----------------------------------------------------------------------------
Total                                            (755,382)          (561,408)
----------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEM                          323,057         (1,100,349)
----------------------------------------------------------------------------

INCOME TAX PROVISION                                   --                 --
----------------------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           323,057         (1,100,349)
----------------------------------------------------------------------------

EXTRAORDINARY GAIN DEBT CONVERSION                     --            569,946
----------------------------------------------------------------------------

NET INCOME (LOSS)                            $    323,057       $   (530,403)
----------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                        $       0.04       $      (0.07)
Diluted                                              0.04              (0.07)
----------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Basic                                           8,181,452          7,154,021
Diluted                                         8,744,045          7,154,021
----------------------------------------------------------------------------


See condensed notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

                                                 1998              1997
                                                 ----              ----

NET SALES                                    $ 6,278,961       $ 5,480,970

COST OF GOODS SOLD                             3,359,896         3,036,982
--------------------------------------------------------------------------

GROSS PROFIT                                   2,919,065         2,443,988
--------------------------------------------------------------------------

OPERATING EXPENSES:
Marketing                                      1,774,236         1,996,883
Research, development and engineering            560,391           539,040
Administrative                                   514,168           525,663
--------------------------------------------------------------------------
Total                                          2,848,795         3,061,586
--------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                     70,270          (617,598)
--------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                 (79,617)         (253,932)
Interest income                                   28,348            16,906
Equity in loss of investments                         --                --
--------------------------------------------------------------------------
Total                                            (51,269)         (237,026)
--------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                             19,001          (854,624)
INCOME TAX PROVISION                                  --                --
--------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           19,001          (854,624)
--------------------------------------------------------------------------

EXTRAORDINARY GAIN DEBT CONVERSION                    --           569,946
--------------------------------------------------------------------------

NET INCOME                                   $    19,001       $  (284,678)
--------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
Basic                                        $      0.00       $     (0.04)
Diluted                                             0.00             (0.04)
--------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
Basic                                          8,333,262         7,154,021
Diluted                                        8,895,855         7,154,021
--------------------------------------------------------------------------


See condensed notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)


                                                                     1998              1997
                                                                     ----              ----
OPERATING ACTIVITIES:
Net (loss) income                                               $   323,057       $  (530,403)
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
   Depreciation                                                     691,010           448,076
   Amortization                                                      13,500            13,500
   Equity in loss of investments                                    120,000            24,000
   Interest and discount accrued on convertible debentures          476,476           128,136
   Extraordinary gain on debt extinguishment                             --          (569,946)
   Changes in assets and liabilities:
      Accounts receivable                                          (162,747)        2,513,883
      Other receivables                                             (55,609)            6,679
      Inventories                                                   357,343            57,614
      Prepaid expenses                                              (83,928)         (157,593)
      Accounts payable                                           (1,139,645)       (1,231,394)
      Accrued liabilities                                          (592,034)         (535,510)
---------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                 (52,577)          167,042
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES-
Purchases of property, plant and equipment                         (214,798)         (133,302)
Advances to Immtech International, Inc.                            (120,000)          (24,000)
---------------------------------------------------------------------------------------------
Net cash used in investing activities                              (334,798)         (157,302)
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Payments under line of credit facility                                   --        (2,300,000)
Principal payments on long-term debt                               (121,638)         (161,376)
Proceeds from the sale of common stock                              120,000                --
Proceeds from issue of convertible debentures                            --         2,500,000
Convertible debenture issue costs                                        --          (200,000)
Proceeds from the exercise of stock options                         261,541           474,618
---------------------------------------------------------------------------------------------
Net cash provided by  financing activities                          259,903           313,242
---------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                                  (127,472)          322,982

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    2,440,859           806,645
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 2,313,387       $ 1,129,627
---------------------------------------------------------------------------------------------


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


3.  INVENTORY VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 1998 and June 30, 1997, respectively:

                                             March 31,              June 30,
                                               1998                   1997
         --------------------------------------------------------------------
         Component parts                    $2,937,969             $2,867,884
         Work in process                     1,362,373              1,843,018
         Finished units                      2,723,898              3,019,689
         --------------------------------------------------------------------
         Total inventories                  $7,024,240             $7,730,591
         --------------------------------------------------------------------

                             CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                     March 31,       June 30,
                                                       1998            1997
-------------------------------------------------------------------------------
Land and building                                  $ 4,525,000      $ 4,525,000
Machinery and equipment                              1,766,173        1,674,488
Furniture and fixtures                                 658,964          617,451
Demonstration and loaner monitors                    2,130,706        1,781,698
Production tooling                                   2,193,506        2,137,986
-------------------------------------------------------------------------------
Property, plant and equipment - cost                11,274,349       10,736,623
Less accumulated depreciation                        4,382,904        3,691,894
-------------------------------------------------------------------------------
Property, plant and equipment - net                $ 6,891,445      $ 7,044,729
-------------------------------------------------------------------------------

5.  CONVERTIBLE DEBENTURES

In February 1997, the Company issued $2,500,000 of convertible debentures. The debentures had a two year term maturity with a stated annual interest rate of 8%, payable in shares of common stock at the conversation date or maturity date. The holders of the debentures had the option to convert up to $1,250,000 of the debentures and accrued interest to common stock of the Company sixty-one (61) days after the February 1997 closing date at a conversion price equal to a 20% discount from the average closing bid price of the Company's common stock for the five days preceding the conversion date. Debentures aggregating $550,000 were converted under the 20% discount conversion feature. The remaining debentures and accrued interest were converted to common stock of the Company at a conversion price equal to a 25% discount from the average closing bid price of the Company's common stock for the five days preceding the conversion date. All of the debentures were converted to common stock prior to December 31, 1997.

Proceeds from the issuance of the debentures were recorded as a liability at the issuance date. The conversion discount was amortized and reported as additional interest expense over the life of the debentures. Additional interest expense was recognized for any unamortized discount as of the conversion date. The debentures were included in the accompanying June 30, 1997, consolidated balance sheet at the issuance price, plus any accrued interest and amortized discount.

                             CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

6.  EXTRAORDINARY GAIN ON DEBT CONVERSION

In March 1997, the Company satisfied a $1,240,000 promissory note plus accrued interest of approximately $110,000 for 200,000 shares of newly issued common stock. The stock must be held one year before resale. In conjunction with this transaction, the Company recorded an extraordinary gain on the extinguishment of debt of $569,946 for the outstanding indebtedness under the promissory note in excess of the estimated fair market value of the restricted stock.

7.  NET INCOME (LOSS) PER SHARE

Effective for the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which established new standards for the calculation of net income per share effective for interim and annual periods ending after December 15, 1997. Net income (loss) information for the three months and nine months ended March 31, 1998 and 1997 have been restated in accordance with the new accounting pronouncement. Reconciliations of the numerator and denominator of the basic and diluted per share computations are summarized as follows:

NINE MONTHS ENDED MARCH 31:                          1998              1997
Net Income Per Share - Basic:
  Net income (loss)                              $   323,057      $  (530,403)
  Weighted average shares outstanding              8,181,452        7,154,021
   Net income per share - basic                  $       .04      $      (.07)

Net Income Per Share - Diluted:
  Net income (loss)                              $   323,057      $  (530,403)
  Weighted average shares outstanding              8,181,452        7,154,021
  Effect of dilutive securities-
  Stock options                                      562,593
  Weighted average shares assuming dilution        8,744,045        7,154,021
  Net income per share - diluted                 $       .04      $      (.07)

                             CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)


THREE MONTHS ENDED MARCH 31:                          1998             1997
Net Income Per Share - Basic:
  Net income (loss)                              $    19,001      $  (284,678)
  Weighted average shares outstanding              8,333,262        7,154,021
  Net income per share - basic                   $       .00      $      (.04)

Net Income Per Share - Diluted:
  Net income (loss)                              $    19,001      $  (297,128)
  Weighted average shares outstanding              8,333,262        7,154,021
  Effect of dilutive securities-
  Stock options                                      562,593
  Weighted average shares assuming dilution        8,895,855        7,154,021
  Net income per share - diluted                 $       .00      $      (.04)


8.  CONTINGENCIES

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

9. SUBSEQUENT EVENT

In April 1998, the Company agreed to and accepted the patent rights assigned to them by Telemed Technologies International, Inc. ("TTI") with respect to certain technology related to the transmission of clinical data. In consideration for the patent, the Company has agreed to provide TTI with 400,000 shares of common stock payable over a four year time period with additional consideration of up to 112,000 shares contingent upon the achievement of certain sales levels. The Company anticipates recording a non-cash charge of approximately $1,000,000 in the fourth quarter of fiscal 1998 with respect to the value of the in-process technology which will be expensed as research and development costs.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                    Nine Months Ended March 31, 1998 and 1997

RESULTS OF OPERATIONS

Net sales for the nine months ended March 31, 1998 increased 13% to $21.0 million from $18.5 million for the same period in fiscal 1997. Domestic Hospital sales increased due to OEM shipments of the 506DX combination (oximetry, noninvasive blood pressure and temperature) monitor produced for Alaris Medical. Alternate Care sales increased due to increased Model 507E vital signs monitor and 506DX combination monitor shipments to non-hospital alternate care sites. International sales decreased slightly due to a decreased demand for pulse oximeters.

The gross profit percentage of 46.3% for the nine months ended March 31, 1998 was consistent with the 46.5% gross profit percentage reported in the same period of the previous fiscal year.

Operating expenses decreased approximately $548,000, and declined as a percentage of sales to 41.1% from the previous year's level of 49.4%. Marketing expenses decreased approximately $461,000 when compared to the same period in fiscal 1997 due to decreased payroll in the Domestic Hospital division and reduced expenses resulting from the restructuring of international sales support from Germany to the corporate office. Research, development and engineering expense declined approximately $44,000 related to reduced outside contract and project expense. Administrative expenses decreased approximately $43,000 in the nine months ended March 31, 1998 when compared to the same period in fiscal 1997.

Income from operations increased approximately $1,617,000 for the nine months ended March 31, 1998 when compared to the same period in fiscal 1997 due to the increased sales volume and the decrease of operating expenses.

Non-operating expenses were approximately $755,000 and $561,000 for the nine months ended March 31, 1998 and 1997, respectively. The increase was due to the interest and conversion discount costs associated with the conversion of $1,650,000.

Net income of approximately $323,000 for the nine months ended March 31, 1998 represents an improvement from the net loss of approximately $530,000 recorded in the same period of fiscal 1997. The improved net income results from increased sales and decreased operating expense which were partially offset by increased non-operating expenses.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                   Three Months Ended March 31, 1998 and 1997

 RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1998 increased 15% to $6.3 million from $5.5 million for the same period in fiscal 1997. Domestic Hospital sales increased due primarily to OEM shipments of the 506DX combination (oximetry, noninvasive blood pressure and temperature) monitor produced for Alaris Medical. Alternate Care sales increased due to increased Model 507E vital signs monitor and 506DX combination monitor shipments to non-hospital alternate care sites. International sales were consistent with the same period in the prior year.

The gross profit percentage of 46.5% for the three months ended March 31, 1998 was an improvement from the 44.6% gross profit percentage reported in the same period of the previous fiscal year. This improvement was due primarily to product mix.

Operating expenses decreased approximately $213,000, and declined as a percentage of sales to 45.3% from the previous year's level of 55.9%. Marketing expenses decreased approximately $223,000 when compared to the same period in fiscal 1997 due to decreased payroll in the Domestic Hospital division and by reduced expenses resulting from the restructuring of international sales support from Germany to the corporate office. Research, development and engineering and Administrative expenses were relatively consistent with the same period in fiscal 1997.

Income from operations increased approximately $688,000 for the three months ended March 31, 1998 when compared to the same period in fiscal 1997 due to the increased sales volume and control of operating expenses.

Non-operating expenses were approximately $51,000 and $237,000 for the three months ended March 31, 1998 and 1997, respectively. The decrease was due to the interest and conversion discount costs associated with the conversion of convertible debentures to common stock during the three months ended March 31, 1997 and the settlement of the promissory note with common stock during March 1997.

Net income of approximately $19,000 for the three months ended March 31, 1998 represents an improvement from the net loss of approximately $285,000 recorded in the same period of fiscal 1997. The improved net income results from increased sales, decreased operating and non-operating expenses.

                             CRITICARE SYSTEMS, INC.
                      Management's Discussion and Analysis
                  Results of Operations and Financial Condition

LIQUIDITY

At March 31, 1998, the Company had a cash balance of approximately $2,300,000 and no short term borrowings. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations and, if needed, periodic utilization of the $4,000,000 line of credit currently in place.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The registrant filed no reports on Form 8-K during the quarter ended March 31, 1998






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CRITICARE SYSTEMS, INC.
                                                 (Registrant)

Date       05/14/98                         BY
------------------------                       --------------------------------
                                                Joseph M. Siekierski
                                                Vice President - Finance
                                                (Chief Accounting Officer and
                                                Duly Authorized Officer)