Form 10-K405
CRITICARE SYSTEMS INC /DE/
filed 1998-10-13
CIK 812121

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from        to
                               ------   ------
                        Commission file number 000-16061

                             Criticare Systems, Inc.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                       39-1501563
-------------------------------             -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

  20925 Crossroads Circle, Waukesha, Wisconsin                          53186
-----------------------------------------------------------         ------------
 (Address of Principal Executive Offices)                             (Zip Code)


        Registrant's telephone number, including area code: 414-798-8282

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
         Title of Each Class                                Which Registered
         -------------------                                ----------------
                NA                                               NA
         -------------------                                ----------------

                           [COVER PAGE 1 OF 2 PAGES.]

           Securities registered pursuant to Section 12(g) of the Act:

                       Voting Common Stock, $.04 Par Value
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                            ----  ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

         The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of August 31, 1998 was $9,220,204.

         On August 31, 1998, there were outstanding 8,351,151 shares of the registrant's $.04 par value voting common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1998 are incorporated by reference into Part II of this report.

         Portions of the Proxy Statement for the Annual Meeting of the Stockholders of the Registrant to be held November 12, 1998 are incorporated by reference into Part III of this report.

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

         Model 503, 503S, 504, 504P, 504US, 504USP and 504O (PONI) Pulse
Oximeters. Criticare's complete line of pulse oximeters meets the needs of virtually all clinical environments: adult, pediatric and neonatal intensive care units, operating rooms, emergency rooms, nursing homes, physicians' offices and ambulances. The line is designed to provide accuracy and convenience at a competitive cost to the end-user.

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

         Scholar(R). The Scholar monitor series specifically addresses the needs of small hospitals with broad clinical needs (the monitoring of ECG, blood oxygen saturation, noninvasive blood pressure, temperature and invasive blood pressure) but whose budgets are small. Scholar offers all the primary features a hospital needs with the capability of adding more features if desired. Scholar monitors are available with printer and recorder capability and can transmit data to Criticare's Maestro and VitalView Central Stations.

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

Products Under Development

         Digital Oximetry DOT(TM). The Company is in the later stages of developing two improved oxygen saturation monitors that incorporate a digital electronic signal which allows more accurate saturation readings in conditions influenced by light, motion or temperature artifact than the analog electronic signal used in current oxygen saturation monitors.

         Vital Signs(TM). The Company is also in the later stages of developing the hand-held Vital Signs monitor, which measures heart rate, oxygen saturation, noninvasive blood pressure and temperature using a hand-held monitor weighing less than two pounds. These features make the Vital Signs monitor well-suited for use on nursing floors and in physicians' offices, ambulances and by home healthcare organizations.

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

Marketing and Sales

         Domestic Sales. The Company's Systems Division focuses its efforts on the MPT/VitalView Systems and related monitors such as Scholar I and Scholar II that can interface with the VitalView Central Station. The flexibility of the MPT Systems affords hospitals the opportunity to place monitoring where it is used rather than being tied to fixed monitoring units. At August 31, 1998, the Systems Division consisted of four sales specialists, five independent dealers, three clinical specialists and one manager.

         The Company's Monitoring Division focuses its efforts on stand-alone monitoring needs of hospitals, surgery centers, nursing homes and physician offices. Monitoring Division products include pulse oximeters, CO2 monitors, anesthetic agent monitors and vital signs monitors. At August 31, 1998, the Monitoring Division consisted of four regional managers, approximately 60 independent dealers with approximately 600 sales people and one sales manager.

         International Sales. One of the Company's principal marketing strategies has been to target international markets, particularly Europe, Latin America and the Pacific Rim countries. During fiscal 1998, Criticare sold its products, principally to hospitals, in over 75 countries through over 140 independent dealers. During fiscal 1997, the Company's international sales efforts were coordinated by the Company's wholly-owned subsidiary, Criticare International GmbH Marketing Services, a corporation organized under the laws of Germany ("Criticare International"). During fiscal 1998, Criticare International was liquidated following bankruptcy proceedings under German law. Most of the Company's international order processing, invoicing, collection and customer service functions are handled directly from the Company's headquarters in Waukesha, Wisconsin. However, the Company formed CSI Trading, Inc. during fiscal 1997 and Criticare Service GmbH during fiscal 1998 to perform certain marketing and service functions in Europe. Criticare believes demand for the Company's products in international markets is primarily driven by cost containment concerns, and increased interest in using quality patient monitoring products for improved patient management.

         In fiscal 1998, 46% of Criticare's net sales, or $12.8 million, was attributable to international sales, of which approximately 43% was from sales in Europe and the Middle East, 30% was from sales to Pacific Rim countries and 27% was from sales to Canada and Central and South America. In fiscal 1997, 51% of Criticare's net sales was attributable to international sales. In fiscal 1996, 46% of Criticare's net sales was attributable to exports. There are no material identifiable assets of the Company located in foreign markets. The Company sells its products in United States dollars and is not subject to significant currency risks; however, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less price competitive in those markets.

         Clinical Support. At August 31, 1998, Criticare employed three clinical support specialists to provide customer training and education, primarily to domestic hospitals. The clinical support staff also assists in the periodic training and education of the direct sales force. In addition, the direct sales force maintains contact with end-users and provides additional training and updates. Clinical support in foreign markets is provided by the Company's clinical support staff and direct sales force.

         Warranty and Service. Criticare believes that customer service is a key element of its marketing program. Criticare's monitors are warranted against defects for one year and its reusable sensors for six months. If a problem develops with a Criticare product while under warranty, the Company typically provides a replacement unit until the product can be repaired at the Company's facility. At August 31, 1998, the Company had a customer service staff of 15 people at its Waukesha, Wisconsin facility. The Company also maintains a product repair facility in Bad Homburg, Germany for its international customers. The
Company offers extended warranties and service contracts on all of its monitors.

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

Research, Development and Engineering

         Criticare has focused its research, development and engineering expenditures on products designed to meet identified market demands. The Company seeks to apply its expertise in gas monitoring and related sensor technology to develop new products and adapt existing products for new markets. At August 31, 1998, the Company had an in-house research, development and engineering staff of 25 people. The Company's research, development and engineering expenditures were $3.3 million in fiscal 1998, $2.3 million in fiscal 1997 and $2.6 million in fiscal 1996. Expenditures for fiscal 1998 include $900,000 which relates to the commitment to issue shares of the Company's common stock for certain patented technology.

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

         The principal competing manufacturers of pulse oximeters are Nellcor Puritan Bennett, a unit of Mallinckrodt Inc., and Ohmeda, a division of The BOC Group, Inc. The Company estimates that Nellcor has captured a majority, and that Ohmeda and the Company have each captured significant portions of the worldwide pulse oximeter market. In addition, there are approximately 30 other companies which compete in the market for pulse oximeters. The Company also indirectly competes with manufacturers of numerous other medical equipment products for limited customer funds.

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

         The Company believes that the products it is currently developing generally will be eligible for the 510(k) submission procedure and, therefore, will not be subject to lengthy premarket approval procedures. However, these products are still being developed and there can be no assurance that the FDA will determine that the products may be marketed without premarket approval.

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

Patents and Trademarks

         The Company believes one of its principal competitive advantages is provided by its patented and other proprietary technology including its sensor technology, infrared specific anesthetic gas monitoring technology, UltraSync signal processing software and disposable respiratory secretion filter system. None of the Company's U.S. patents expire before 2004. Criticare also has three foreign patent applications pending. There is no assurance that any patents held or secured by the Company will provide any protection or commercial or competitive benefit to the Company. There is also no assurance that the Company's products will not infringe upon patents held by others. The Company is the owner of United States trademark registrations for "POET" and "Scholar."

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

Employees

         At August 31, 1998, Criticare had 117 employees; including 33 in manufacturing and operations, five in quality control, 40 in sales and marketing, 14 in administration and 25 in research, development and engineering.

         Many of the Company's technical employees are highly skilled. The Company believes that its continued success depends in part on its ability to continue to attract qualified management, marketing and technical personnel. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Backlog

         Criticare's backlog on June 30, 1998 and 1997 was approximately $1,542,000 and $1,184,000, respectively. The backlog at these dates consisted primarily of products for which the sales order specified a delayed delivery date. Criticare generally delivers its products out of inventory when specified by the customer. The Company does not believe that its backlog at any date is indicative of its future sales.

Item 2.    PROPERTIES.

         In November 1992, the Company purchased a new 60,000 square foot facility for approximately $4.5 million. The Company's mortgage calls for monthly installments of principal and interest of approximately $35,000 and a final "balloon" payment of approximately $2.7 million in December 2002. The Company believes this facility will be adequate for the foreseeable future.

Item 3.    LEGAL PROCEEDINGS.

         During fiscal 1998, the Company amicably settled separate pending legal proceedings involving (i) Alan Brack, (ii) Messrs. Buckley and Joubert and Maria Letica, and (iii) John Bombulie and Michael Cox. None of these settlements were material to the Company's financial condition or results of operations.

         Prior to August, 1997, Criticare and a distributor of its products, Dynamic Options Corporation ("D.O.C."), had a dispute over whether Criticare could terminate the exclusive marketing agreement between the parties. On August 8, 1997, Criticare filed a Complaint against D.O.C. in the Waukesha County Circuit Court. Criticare did not seek specific damages from D.O.C., but rather a declaratory judgment that Criticare could terminate the exclusive marketing agreement. On August 14, 1997, D.O.C. filed a Complaint in the Circuit Court for Madison County, Alabama against Criticare and one of its employees, Fred Arbona. The Complaint alleged that Criticare breached the terms of the exclusive marketing agreement between the parties and that Criticare had committed fraud and intentional interference with the business relationships between D.O.C. and its customers. D.O.C. also alleged in its Complaint that Criticare violated the Alabama Sales Representative Commission Contract Act by failing to pay commissions due under the exclusive marketing agreement between the parties. D.O.C. is seeking $5 million for each of the counts in its Complaint. On September 12, 1997, Criticare filed a Notice of Removal of that case to the Federal District Court in Alabama. However, the District Court remanded the case to the Madison County Court. Criticare then filed a motion with the Madison County Court to stay or dismiss the action in Alabama because of the prior existing case in Waukesha County. The Madison County Court granted Criticare's motion to dismiss, but D.O.C. won a reversal on appeal. Criticare has appealed the reversal to the Alabama Supreme Court and that appeal is pending. Likewise, D.O.C. filed a motion with the Waukesha County Circuit Court to stay or dismiss the action in Waukesha County due to the pending litigation in Alabama. D.O.C. has also filed a counterclaim in the Waukesha County case alleging virtually the same causes of action that it did in its Complaint against Criticare in Alabama. Criticare believes that D.O.C.'s claims lack merit and remains committed to litigate vigorously the disputed claims with D.O.C. At this time, it is not possible to assess with any degree of accuracy Criticare's likelihood of prevailing on its claims against D.O.C., nor the likelihood of prevailing with regard to D.O.C.'s claims against Criticare.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

         Incorporated herein by reference to the Company's 1998 Annual Report to Stockholders, page 23.

Item 6.    SELECTED FINANCIAL DATA.

         Incorporated herein by reference to the Company's 1998 Annual Report to Stockholders, page 2.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Incorporated herein by reference to the Company's 1998 Annual Report to Stockholders, pages 7 through 9.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company did not hold any market risk sensitive instruments during the period covered by this report.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements, together with the report thereon of Deloitte & Touche LLP dated August 20, 1998, are incorporated herein by reference to the Company's 1998 Annual Report to Stockholders, pages 10 through 22.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has not changed accountants during the 24 months prior to June 30, 1998. During that period, there were no disagreements with the accountants regarding accounting and financial disclosure.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Nominee for Election as Director," "Other Directors," " Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Criticare Proxy Statement").

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

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

         1. Financial Statements. The following consolidated financial statements of the Company, included in the annual report of the Company to its Stockholders for the fiscal year ended June 30, 1998, are incorporated by reference in Item 8.

                  Consolidated Balance Sheets - as of June 30, 1998 and 1997.

                  Consolidated Statements of Operations - for the years ended June 30, 1998, 1997 and 1996.

                  Consolidated Statements of Stockholders' Equity - for the years ended June 30, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows - for the years ended June 30, 1998, 1997 and 1996.

                  Notes to consolidated financial statements.

         2.       Financial Statement Schedules:

                  Independent Auditors' Report.

                  Financial Statement Schedule for the years ending June 30, 1998, 1997 and 1996:

         Schedule
         Number            Description                                     Page
        ----------         -----------                                     ----
         VIII              Valuation and Qualifying Accounts                22
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

                  10.10 Revised Option Agreement between the Company and AmHS Purchasing Partners, L.P. dated as of July 1, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1994).

                  10.11 Amendment to Employment Agreement of Gerhard J. Von der Ruhr (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997).

                  10.12 Amendment to Employment Agreement of N.C. Joseph Lai (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997).

                  10.13 Amended Consultant Warrant Agreement (incorporated by reference to the Company's Post-effective Amendment number 1 to its Registration Statement on Form S-3, Registration No. 333-00861).

                  10.14 Amendment to Amended Consultant Warrant Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997).

                  10.15 Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on April 18, 1997).

                  10.16 Convertible Debenture Purchase Agreement (incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-25153).

                  10.17 Agreement, effective as of May 8, 1997, between the Company and Telemed Technologies Inc.

                  10.18 Consulting Agreement dated as of February 13, 1998 between the Company and C.C.R.I. Corporation.

                  13       Annual Report to Stockholders for the Year Ended
June 30, 1998.

                  21       Subsidiaries.

                  23       Independent Auditors' Consent.

                  24 Power of Attorney (incorporated by reference to the signature page hereof).

                  27       Financial Data Schedule.

(b)      Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended June 30, 1998.

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

                                                  CRITICARE SYSTEMS, INC.

                                                  By /s/ Gerhard J. Von der Ruhr
                                                  ------------------------------
                                                    Gerhard J. Von der Ruhr,
                                                            President

                                                  Date:  October  13, 1998

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerhard J. Von der Ruhr and Joseph M. Siekierski, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                   Title                                       Date
----------                                 ------                                       ----
/s/ Gerhard J. Von der Ruhr         Chairman of the Board, President and            October 13, 1998
---------------------------         Director
Gerhard J. Von der Ruhr

/s/ N.C. Joseph Lai                 Vice Chairman of the Board,                     October 13, 1998
---------------------------         Senior Vice President and Director
N.C. Joseph Lai

/s/ Joseph M. Siekierski            Vice President-Finance                          October 13, 1998
---------------------------         (Principal Financial and Accounting
Joseph M. Siekierski                Officer)

/s/ Karsten Houm                    Director                                        October 13, 1998
----------------
Karsten Houm

/s/ Milton Datsopoulos              Director                                        October 13, 1998
----------------------
Milton Datsopoulos


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Criticare Systems, Inc.:

We have audited the consolidated financial statements of Criticare Systems, Inc. and subsidiaries as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 20, 1998; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Criticare Systems, Inc. listed in Item 14(a). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 20, 1998


                                  SCHEDULE VIII

                             CRITICARE SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


             Column A             Column B         Column C      Column D       Column E
             --------             --------         --------      --------       --------

                                 Balance at        Charged to                   Balance at
                                 Beginning         Costs and                     End of
           Description           of Period         Expenses      Deductions      Period
           -----------           ---------         --------      ----------      ------
YEAR ENDED JUNE 30, 1996:

Allowance for doubtful accounts    $  270,000    $  130,123    $  105,123    $  295,000

Reserve for sales returns and      $  369,000    $1,062,793    $  927,793    $  504,000
  allowances

YEAR ENDED JUNE 30, 1997

Allowance for doubtful accounts    $  295,000    $  366,505    $  194,505    $  467,000

Reserve for sales returns and      $  504,000    $1,283,931    $1,647,931    $  140,000
  allowances

YEAR ENDED JUNE 30, 1998:

Allowance for doubtful accounts    $  467,000    $   99,000    $  266,000    $  300,000

Reserve for sales returns and      $  140,000    $1,357,917    $1,397,917    $  100,000
  allowances
