Form 10-Q
period 1998-09-30
CRITICARE SYSTEMS INC /DE/
filed 1998-11-16
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                   Form 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                       Commission file number -0-16061

                           CRITICARE SYSTEMS, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                   39-1501563
--------------------------------------------------------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

         20925 Crossroads Circle, Waukesha, Wisconsin              53186
--------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code  (414) 798-8282
                                                  --------------------
                                     N/A
--------------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                 Yes X   No
                                                             ---     ---

Number of shares outstanding of each class of the registrant's classes of common stock as of November 11, 1998: Class A Common Stock 8,315,151 shares.

                            CRITICARE SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1998 AND JUNE 30, 1998

                                  (UNAUDITED)




                                               September 30,     June 30,
                     ASSETS                        1998            1998
                                                -------------  -------------
         CURRENT ASSETS:
         Cash and cash equivalents               $ 2,160,861    $ 2,729,998
         Accounts receivable                       7,153,664      6,921,713

         Other receivables                           205,581        322,976
         Inventory                                 8,390,659      7,682,471
         Prepaid expenses                            418,421        338,297
         -------------------------------------------------------------------
         Total current assets                     18,329,187     17,995,455
         -------------------------------------------------------------------

         PROPERTY, PLANT AND EQUIPMENT - NET       6,586,977      6,612,371
         -------------------------------------------------------------------

         LICENSE RIGHTS AND PATENTS - NET            114,492        118,993
         -------------------------------------------------------------------

         TOTAL                                  $ 25,030,656    $24,726,819
         -------------------------------------------------------------------
           LIABILITIES AND STOCKHOLDERS' EQUITY
         CURRENT LIABILITIES:
         Accounts payable                       $  3,002,933    $ 2,305,721
         Accrued liabilities:
          Compensation and commissions               866,809        819,886
          Product warranties                         407,283        328,000
          Other                                      642,209        715,603
        Current maturities of long-term debt         112,239        109,354
        -------------------------------------------------------------------
        Total current liabilities                  5,031,473      4,278,564
        -------------------------------------------------------------------

      LONG-TERM DEBT, less current maturities      3,136,009      3,165,258
      ---------------------------------------------------------------------

      STOCKHOLDERS' EQUITY
      Preferred stock                                   -              -
      Common stock                                   334,046        334,046
      Additional paid-in capital                  17,964,250     17,964,250
      Retained earnings (accumulated deficit)     (1,435,122)    (1,015,299)
      ---------------------------------------------------------------------
      Total stockholders' equity                  16,863,174     17,282,997
      ---------------------------------------------------------------------
      TOTAL                                     $ 25,030,656    $24,726,819
      ---------------------------------------------------------------------


See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (UNAUDITED)



                                                   1998         1997
                                                ----------  ----------
        NET SALES                               $6,724,424   $7,544,005
        COST OF GOODS SOLD                       3,465,408    4,038,401
        ---------------------------------------------------------------
        GROSS PROFIT                             3,259,016    3,505,604
        ---------------------------------------------------------------

        OPERATING EXPENSES:
        Marketing                                2,218,182    1,947,080
        Research, development and engineering      747,560      521,392
        Administrative                             507,469      451,053
        ---------------------------------------------------------------
        Total                                    3,473,211    2,919,525
        ---------------------------------------------------------------

        INCOME (LOSS) FROM OPERATIONS             (214,195)     586,079
        ---------------------------------------------------------------

        OTHER INCOME (EXPENSE):
        Interest expense                           (78,373)    (438,916)
        Interest income                             22,745       25,299
        Equity in the loss of investments         (150,000)        -
        ---------------------------------------------------------------
        Total                                     (205,628)    (413,617)
        ---------------------------------------------------------------


        INCOME (LOSS) BEFORE INCOME TAXES         (419,823)     172,462

        INCOME TAX PROVISION                          -            -
        ---------------------------------------------------------------

        NET INCOME (LOSS)                         (419,823)     172,462
        ---------------------------------------------------------------

        NET INCOME (LOSS) PER COMMON SHARE:

        Basic                                        $(.05)        $.02
        Diluted                                      $(.05)        $.02
        ---------------------------------------------------------------

        WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING
        Basic                                    8,715,151    8,010,694

        Diluted                                  8,715,151    8,476,843
        ---------------------------------------------------------------



        See condensed notes to consolidated financial statements.

                            CRITICARE SYSTEMS, INC,
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                             1998        1997
                                                             ----        ----

OPERATING ACTIVITIES:
Net income (loss) $                                     $  (419,823) $  172,462
Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
     Depreciation and amortization                          232,230     236,314
     Equity in loss of investments                          150,000        -
     Changes in assets and liabilities:
       Accounts receivable                                 (231,951)   (575,921)
       Other receivables                                    117,395    (132,883)
       Inventories                                         (768,579)    141,610
       Prepaid expenses                                     (80,124)    (21,262)
       Accounts payable                                     697,212    (379,824)
       Accrued liabilities                                   52,812     438,189
-------------------------------------------------------------------------------
Net cash (used in) provided by operating activities        (250,828)    235,780
-------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net            (141,945)   (233,089)
Advances to Immtech International, Inc.                    (150,000)       -
-------------------------------------------------------------------------------
Net cash used in investing activities                      (291,945)   (233,089)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Principal payments on long-term debt                        (26,364)    (49,335)
Proceeds from the exercise of stock options                             122,875
-------------------------------------------------------------------------------
Net cash used in financing activities                       (26,364)     73,540
-------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                          (569,137)     76,231

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            2,729,998   2,440,859
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 2,160,861  $2,517,090
-------------------------------------------------------------------------------


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


3.  Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at September 30, 1998 and June 30, 1998, respectively:


                                      September 30,    June 30,
                                          1998          1998
                -----------------------------------------------
                Component parts        $3,255,568    $2,647,231
                Work in process         1,599,747     1,409,187
                Finished units          3,535,344     3,626,053
                -----------------------------------------------
                Total inventories      $8,390,659    $7,682,471
                -----------------------------------------------

                            CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

4.  Property, Plant and Equipment

Property, plant and equipment consist of the following:


                                                September 30,   June 30,
                                                    1998         1998
        ----------------------------------------------------------------
        Land and building                        $4,525,000  $ 4,525,000
        Machinery and equipment                   1,894,049    1,796,120
        Furniture and fixtures                      735,557      712,428
        Demonstration and loaner monitors         1,844,002    1,783,611
        Production tooling                        2,026,721    2,005,834
        ----------------------------------------------------------------
        Property, plant and equipment - cost     11,025,329   10,822,993
        Less accumulated depreciation             4,438,352    4,210,622
        ----------------------------------------------------------------
        Property, plant and equipment - net      $6,586,977  $ 6,612,371
        ----------------------------------------------------------------

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                 Three Months Ended September 30, 1998 and 1997

Results of Operations

Net sales for the three months ended September 30, 1998 decreased 11% to $6.7 million from $7.5 million for the same period in fiscal 1998. The decrease in sales can be attributed to the International division. This decrease is due primarily to increased competition and the economic down turn occurring in the Pacific Rim. We expect International sales to improve as new products are introduced during the second and third quarters of fiscal 1999.

The gross profit percentage improved from 46% for the quarter ended September 30, 1997 to 48% for the quarter ended September 30, 1998. The improved gross profit can be attributed to product mix.

Operating expenses increased approximately $554,000, or 19%, for the quarter ended September 30, 1998 when compared with the same period in fiscal 1998. Marketing expenses increased approximately $271,000 when compared to the same period in fiscal 1998. This increase is due to expanded sales promotion activities (attendance at more trade shows and increased advertising). Research, development and engineering expenses for the quarter ended September 30, 1998 increased approximately $226,000 when compared to the same period in fiscal 1998. This increase relates to expenses incurred for the development of new products expected to be released during the second and third quarters of fiscal 1999. The increase in administrative expenses relates to primarily to legal fees incurred in conjunction with lawsuits that have arisen out of the normal course of business.

Non-operating expenses were $205,629 and $413,617 for the three months ended September 30, 1998 and 1997, respectively. The decrease in non-operating expenses is due to a reduction in interest expense resulting from all debentures being converted to stock during fiscal 1998. The $150,000 equity in loss of investments relates to the purchase of certain intangible assets and an additional 172,414 shares of Immtech International, Inc. common stock. Since this investment is accounted for on the equity method, the purchase price was expensed.

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                 Three Months Ended September 30, 1998 and 1997



The net loss of $419,823 for the three months ended September 30, 1998 represents a decrease from the net income of $172,462 recorded for the three months ended September 30, 1997. This decreased profitability is due to decreased sales combined with an increase in operating expenses resulting from the increased marketing, research, development and engineering activities and the increased consulting fees associated with the Company's current litigation.

Liquidity

At September 30, 1998, the Company had a cash balance of approximately $2,200,000 and no short-term borrowings. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations and, if needed, periodic utilization of the $4,000,000 line of credit currently in place.

Year 2000 Preparations

The Company has developed a plan to address Company-wide Year 2000 readiness. The Year 2000 issue relates to computer hardware and software and other systems designed to use two digits rather than four digits to define the applicable year. As a result, the Year 2000 would be translated as two zeroes. Because the year 1900 could also be translated as two zeroes, systems which use two digits could read the date incorrectly for a number of date sensitive applications resulting in the potential calculation errors or the shutdown of major systems. The Company is in the process of updating its internal computer software, other information technology and other operating systems for the purpose of Year 2000 compliance. The Company currently expects to complete its Year 2000 compliance plan during fiscal 1999 and does not expect that its costs to become Year 2000 Compliant will be material to its financial condition or results of operations.

The Company's operation may also be adversely affected to the extent that suppliers and other third parties are not Year 2000 compliant. The Company intends to circulate surveys to its key third party vendors during fiscal 1999 to assess the Year 2000 compliance status of the operating systems of such vendors and the potential impact on

                            CRITICARE SYSTEMS, INC.
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition
                 Three Months Ended September 30, 1998 and 1997


the Company of non-compliance. However, a number of risks relating to the year 2000 issue may be out of the Company's control, including reliance on outside links for essential services such as communications and power. There can be no assurance that a failure of systems of third parties on which the Company's systems and operations will rely to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results.

Forward Looking Statements

This report contains certain forward-looking statements. Such statements refer to the Company's opinion, belief or expectation. Forward-looking are subject to certain risk and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, the uncertainties inherent in litigation, the timing of new product introductions, delays in customers delivery requirements and general economic conditions in the Company's market segments.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (b) The registrant filed no reports on Form 8-K during the quarter ended September 30, 1998.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CRITICARE SYSTEMS, INC.
                                       (Registrant)


      Date       11/12/98              BY
      -------------------                 -----------------------------------
                                           Joseph M. Siekierski
                                           Vice President - Finance
                                           (Chief Accounting Officer and
                                           Duly Authorized Officer)