Form 10-Q
period 1998-12-31
CRITICARE SYSTEMS INC /DE/
filed 1999-02-16
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                    Form 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended December 31, 1998
                                 ------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ---------

                         Commission file number -0-16061

                            CRITICARE SYSTEMS, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                      39-1501563
   ---------------------------------------------------------------------
   (State or other jurisdiction          (IRS Employer Identification No.)
    of incorporation or organization)

        20925 Crossroads Circle, Waukesha, Wisconsin             53186
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

Number of shares outstanding of each class of the registrant's classes of common stock as of February 12, 1999: Common Stock, $.04 par value, 8,701,151 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 AND JUNE 30, 1998
                                   (UNAUDITED)

                                               December 31,      June 30,
         ASSETS                                    1998            1998
                                               ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                      $  2,532,062    $  2,729,998
Accounts receivable                               7,151,758       6,921,713
Other receivables                                   118,551         322,976
Inventory                                         8,957,330       7,682,471
Prepaid expenses                                    183,187         338,297
---------------------------------------------------------------------------
Total current assets                             18,942,888      17,995,455
---------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT - NET               6,302,734       6,612,371
---------------------------------------------------------------------------

INVESTMENTS                                              --              --
---------------------------------------------------------------------------

LICENSE RIGHTS AND PATENTS                          109,993         118,993
---------------------------------------------------------------------------

TOTAL                                          $ 25,355,615    $ 24,726,819
---------------------------------------------------------------------------

    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                               $  3,618,468    $  2,305,721
Accrued liabilities:
  Compensation and commissions                      955,508         819,886
  Product warranties                                375,000         328,000
  Other                                             894,341         715,603
Current maturities of long-term debt                115,194         109,354
---------------------------------------------------------------------------
Total current liabilities                         5,958,511       4,278,564
---------------------------------------------------------------------------
Other Obligations                                   478,000              --

LONG-TERM DEBT, less current maturities           3,106,050       3,165,258
---------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock                                          --              --
Common stock                                        334,046         334,046
Common stock repurchased (52,090 shares)           (103,549)             --
Additional paid-in capital                       17,964,250      17,964,250
Retained earnings (accumulated deficit)          (2,381,693)     (1,015,299)
---------------------------------------------------------------------------
Total stockholders' equity                       15,813,054      17,282,997
---------------------------------------------------------------------------
TOTAL                                          $ 25,355,615    $ 24,726,819
---------------------------------------------------------------------------

See condensed notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                   (UNAUDITED)


                                                                   1998                      1997
                                                                   ----                      ----

NET SALES                                                     $  14,014,480             $  14,681,507

COST OF GOODS SOLD                                                7,192,945                 7,903,128
-----------------------------------------------------------------------------------------------------

GROSS PROFIT                                                      6,821,535                 6,778,379
-----------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Marketing                                                         4,479,724                 3,877,272
Research, development and engineering                             1,488,262                 1,052,387
Administrative                                                    1,220,137                   840,549
Severance pay                                                       728,000                         -
-----------------------------------------------------------------------------------------------------
Total                                                             7,916,123                 5,770,208
-----------------------------------------------------------------------------------------------------

(LOSS) INCOME  FROM OPERATIONS                                   (1,094,588)                1,008,171
-----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                                   (158,251)                 (638,756)
Interest income                                                      36,445                    54,644
Equity in loss of investments                                      (150,000)                 (120,000)
-----------------------------------------------------------------------------------------------------
Total                                                              (271,806)                 (704,112)
-----------------------------------------------------------------------------------------------------

(LOSS) INCOME BEFORE INCOME TAXES                                (1,366,394)                  304,059
-----------------------------------------------------------------------------------------------------

INCOME TAX PROVISION                                                    -                           -
-----------------------------------------------------------------------------------------------------

NET (LOSS) INCOME                                             $  (1,366,394)            $     304,059
-----------------------------------------------------------------------------------------------------

(LOSS) INCOME PER COMMON SHARE:
Basic                                                         $       (0.16)            $        0.04
Diluted                                                               (0.16)                     0.04
-----------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Basic                                                             8,701,151                 8,107,197
Diluted                                                           8,701,151                 8,608,032
-----------------------------------------------------------------------------------------------------

See condensed notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                   (UNAUDITED)


                                                                  1998                       1997
                                                                  ----                       ----
NET SALES                                                     $   7,290,056             $ 7,137,503

COST OF GOODS SOLD                                                3,727,537               3,864,726
---------------------------------------------------------------------------------------------------

GROSS PROFIT                                                      3,562,519               3,272,777
---------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
Marketing                                                         2,261,542               1,930,193
Research, development and engineering                               740,702                 530,995
Administrative                                                      712,669                 389,444
Severance pay                                                       728,000                    -
---------------------------------------------------------------------------------------------------
Total                                                             4,442,913               2,850,684
---------------------------------------------------------------------------------------------------

(LOSS) INCOME  FROM OPERATIONS                                     (880,394)                422,093
---------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                                    (79,877)               (199,839)
Interest income                                                      13,701                  29,344
Equity in loss of investments                                          -                   (120,000)
Total                                                               (66,176)               (290,495)
---------------------------------------------------------------------------------------------------

(LOSS) INCOME BEFORE INCOME TAXES                                  (946,570)                131,598
---------------------------------------------------------------------------------------------------

INCOME TAX PROVISION                                                   -                       -
---------------------------------------------------------------------------------------------------

NET (LOSS) INCOME                                             $    (946,570)            $   131,598
---------------------------------------------------------------------------------------------------

(LOSS) INCOME PER COMMON SHARE:
Basic                                                         $       (0.11)            $     (0.04)
Diluted                                                               (0.11)                  (0.04)
---------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Basic                                                             8,701,151               8,203,699
Diluted                                                           8,701,151               8,704,534
---------------------------------------------------------------------------------------------------

See condensed notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


                                   (UNAUDITED)
                                                                             1998            1997
                                                                             ----            ----
OPERATING ACTIVITIES:
Net (loss) income                                                        $(1,366,394)     $   304,059
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
       Depreciation                                                          458,040          464,725
       Amortization                                                            9,000            9,000
       Equity in loss of investments                                         150,000          120,000
        Interest and discount accrued on convertible debentures                 -             476,476
       Changes in assets and liabilities:
         Accounts receivable                                                (230,045)        (828,938)
         Other receivables                                                   204,425         (141,595)
         Inventories                                                      (1,042,395)         103,875
         Prepaid expenses                                                    155,110          (10,969)
         Accounts payable                                                  1,312,747          295,453)
         Accrued liabilities                                                 839,360         (120,931)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    489,848           80,249
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                  (380,867)        (245,986)

Investment in Immtech International, Inc.                                   (150,000)        (120,000)
-----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (530,867)        (365,986)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Principal payments on long-term debt                                         (53,368)         (96,509)
Repurchase of Treasury stock                                                (103,549)            -
Proceeds from the sale of common stock                                          -             120,000
Proceeds from the exercise of stock options                                     -             193,710
-----------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                         (156,917)         217,201
-----------------------------------------------------------------------------------------------------

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                          (197,936)         (68,536)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             2,729,998        2,440,859
-----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 2,532,062     $  2,372,323
-----------------------------------------------------------------------------------------------------

See condensed notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously filed Form 10-K.


2.  CASH EQUIVALENTS

The Company considers all investments with purchased maturities of less than three months to be cash equivalents.


3.  INVENTORY VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at December 31, 1998 and June 30, 1998, respectively:


                                           December 31,             June 30,
                                              1998                    1998
         --------------------------------------------------------------------
         Component parts                    $3,914,295             $2,647,231
         Work in process                     1,425,336              1,409,187
         Finished units                      3,617,699              3,626,053
         --------------------------------------------------------------------
         Total inventories                  $8,957,330             $7,682,471
         --------------------------------------------------------------------

                             CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                  December 31,        June 30,
                                                      1998              1998
         -----------------------------------------------------------------------
         Land and building                        $ 4,525,000        $ 4,525,000
         Machinery and equipment                    2,018,979          1,796,120
         Furniture and fixtures                       793,919            712,428
         Demonstration and loaner monitors          1,551,147          1,783,611
         Production tooling                         2,082,351          2,005,834
         -----------------------------------------------------------------------
         Property, plant and equipment - cost      10,971,396         10,822,993
         Less accumulated depreciation              4,668,662          4,210,622
         -----------------------------------------------------------------------
         Property, plant and equipment - net      $ 6,302,734        $ 6,612,371
         -----------------------------------------------------------------------

5.  CONTINGENCIES

The Company is involved in a lawsuit that has arisen from the normal conduct of business. This lawsuit is a result of a dispute between the Company and a former distributor over the termination of an exclusive marketing agreement. This proceeding is handled by outside counsel. In the opinion of management, the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

                            CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                   Six Months Ended December 31, 1998 and 1997

RESULTS OF OPERATIONS

Net sales for the six months ended December 31, 1998 decreased 4.5% to $14,000,000 from $14,700,000 for the same period in fiscal 1997. International sales decreased due to the unstable economic climate in the Pacific Rim and continued competitive pressures in other parts of the world. We expect International sales to improve as new products are released in the third quarter of fiscal 1999. Monitoring sales decreased slightly as the demand for our products in hospitals decreased. OEM sales increased significantly from the previous year, and System (MPT) sales also increased during the six months ended December 31, 1998 when compared to the same period in fiscal 1998.

The gross profit percentage of 48.7% for the six months ended December 31, 1998 was an improvement from the 46.2% gross profit percentage reported in the same period of the previous fiscal year. Improvements in gross profit relate to product mix and an increase in domestic sales, which generally have higher gross margins than international sales, as a percentage of total sales.

Operating expenses increased approximately $2,100,000. Marketing expenses increased approximately $602,000 when compared to the same period in fiscal 1998 due primarily to increased trade show and sales promotion expenses as the Company continues to promote MPT and the new products as they are released. Research, development and engineering expenses increased approximately $436,000 related to additional payroll, outside contract and project expense which are all associated with the new products under development. Administrative expenses increased approximately $380,000 in the six months ended December 31, 1998 when compared to the same period in fiscal 1998. This increase is due primarily to increased litigation expense related to a lawsuit that the Company is involved. The Company also recorded a charge of $728,000 during the six months ended December 31, 1998. This charge relates to severance pay and other benefits payable to the two co-founders of the Company. Both of these individuals resigned from their positions with the Company in November 1998. The severance accrual includes a portion of their respective salary and fringe benefits for a period, which approximates three years.

Income from operations decreased approximately $2,103,000 for the six months ended December 31, 1998 when compared to the same period in fiscal 1998 due to the decreased sales volume and increased operating expenses.

Non-operating expenses were approximately $272,000 and $704,000 for the six months ended December 31, 1998 and 1997, respectively. The decrease in 1998 was due to the absence of interest and conversion discount costs associated with the conversion of $1,650,000 of convertible debentures to common stock during the six months ended December 31, 1997.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                  Three Months Ended December 31, 1998 and 1997

RESULTS OF OPERATIONS

Net sales for the three months ended December 31, 1998 increased 2.1% to $7,300,000 from $7,100,000 for the same period in fiscal 1997. OEM and System
(MPT) sales increased due to increased promotional emphasis in these areas. International sales decreased due to the economic problems in the Pacific Rim.

The gross profit percentage of 48.9% for the three months ended December 31, 1998 was significantly better than the 45.9% gross profit percentage reported in the same period of the previous fiscal year. Improvements in gross profit relate to product mix and an increase in domestic sales, which generally have higher margins than international sales, as a percentage of total sales.

Operating expenses increased approximately $1,600,000. Marketing expenses increased approximately $331,000 when compared to the same period in fiscal 1998 due primarily to increased trade show and sales promotion expenses as the Company continues to promote MPT and the new products as they are released. Research, development and engineering expenses increased approximately $210,000 related to additional payroll, outside contract and project expense which are all associated with the new products under development. Administrative expenses increased approximately $323,000 in the three months ended December 31, 1998 when compared to the same period in fiscal 1998. This increase is due primarily to increased investor relation expenses and litigation expenses related to a lawsuit that the Company is involved. The Company also recorded a charge of $728,000 during the three months ended December 31, 1998. This charge relates to severance pay and other benefits payable to the two co-founders of the Company. Both of these individuals resigned from their positions with the Company in November 1998. The severance accrual includes a portion of their respective salary and fringe benefits for a period, which approximates three years.

Income from operations decreased approximately $1,302,000 for the three months ended December 31, 1998 when compared to the same period in fiscal 1998 due to increased spending related to new products and the severance accrual recorded.

Non-operating expenses were approximately $66,000 and $290,000 for the three months ended December 31, 1998 and 1997, respectively. The decrease in 1998 was due to the absence of interest and conversion discount costs associated with the conversion of $500,000 of convertible debentures to common stock in the period ended December 31, 1997.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


LIQUIDITY

During the six months ended December 31, 1998, the Company recorded a positive cash flow from operations of approximately $257,000 and had a cash balance of approximately $2,500,000 and no short-term borrowings. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations and periodic utilization of a line of credit currently in place. Approximately $3,000,000 was available under this line of credit at December 31, 1998. Availability is determined by the amount of "eligible receivables" recorded by the Company, as defined in the loan agreement. The maximum availability under the line of credit is $4,000,000.


YEAR 2000 PREPARATIONS

The Company has developed a plan to address Company-wide Year 2000 readiness. The Year 2000 issue relates to computer hardware and software and other systems designed to use two digits rather than four digits to define the applicable year. As a result, the Year 2000 would be translated as two zeroes. Because the year 1900 could also be translated as two zeroes, systems which use two digits could read the date incorrectly for a number of date sensitive applications resulting in the potential calculation errors or the shutdown of major systems. The Company is in the process of updating its internal computer software, other information technology and other operating systems for the purpose of Year 2000 compliance. The Company currently expects to complete its Year 2000 compliance plan during fiscal 1999 and does not expect that its costs to become Year 2000 Compliant will be material to its financial condition or results of operations. The majority of the Company's internal Year 2000 issues have been or will be corrected through system upgrades for other business purposes or normal maintenance contracts.

The Company's operation may also be adversely affected to the extent that suppliers and other third parties are not Year 2000 compliant. The Company has circulated surveys to its key third party vendors to assess the Year 2000 compliance status of the operating systems of such vendors and the potential impact on the Company of non-compliance. The Company plans to assess the surveys received from suppliers and other third parties during fiscal 1999 and to evaluate the compliance status of such third parties. The Company believes that its reasonably likely worse case scenario relating to the Year 2000

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


issue would involve a significant disruption or slowdown in the receipt of products from one or more key suppliers. The Company believes that the risk of such a disruption is reduced through the Company's use of multiple sources of supply for key products. However, a number of risks relating to the year 2000 issue may be out of the Company's control, including reliance on outside links for essential services such as communications and power. There can be no assurance that a failure of systems of third parties on which the Company's systems and operations will rely to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements. Such statements refer to the Company's opinion, belief or expectation. Forward-looking are subject to certain risk and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, the uncertainties inherent in litigation, the timing of new pro duct introductions, uncertainties in the Company's assessment of the Year 2000 issue, including the timing of the completion of the Company's compliance efforts and the consequences of non-compliance by the Company or third parties, the adequacy of the Company's capital resources, delays in customers delivery requirements and general economic conditions in the Company's market segments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

The Company does not use financial instruments for trading purposes and holds no derivative financial instruments which would expose the Company to significant market risk. The Company did not have any outstanding borrowings during the first six months of fiscal 1999. Accordingly, the Company does not currently have any material exposure to market risk for changes in interest rates. The Company is subject to foreign currency exchange rate exposure due to its international sales. The Company does not hedge against any foreign currency risks.

                          PART II - OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        (a)  Not applicable.

        (b)  Not applicable.

        (c) Effective November 3, 1998, the Company issued 350,000 shares of Common Stock to TeleMed Technologies International, Inc. in exchange for certain patent and other intellectual property rights. These shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act.

        (d)  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The annual meeting of stockholders of the Company was held on November 12, 1998. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

        Proposal 1: Election of Milton Datsopoulos as a director for a term ending at the 2001 Annual Meeting of Stockholders.

                For          Withheld
                ---          --------
              6,684,635      662,340

        The Company's other directors consist of Gerhard J. Von der Ruhr and N.C. Joseph Lai (whose terms end at the 1999 annual meeting of stockholders) and Karsten Houm (whose term ends at the 2000 annual meeting of stockholders).

        Proposal 2: Amendment of Certificate of Incorporation to increase the total number of authorized shares of Common Stock from 10,000,000 to 15,000,000.

                For            Against         Abstain         Broker Non-Votes
                ---            -------         -------         ----------------
              6,080,738        1,219,987       46,250               ----

        Proposal 3: Ratification of appointment of Deloitte & Touche LLP as auditors of the Company for its fiscal year ending June 30, 1999.

                For             Against         Abstain         Broker Non-Votes
                ---             -------         -------         ----------------
              6,250,963        509,840         586,172              ----


        Item 6.  Exhibits and Reports on Form 8-K.

        (a)     Exhibits:

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

        3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

        4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

        4.2 Specimen Convertible Debenture (incorporated by reference to the Registration Statement filed on Form S-3, Registration No. 333-25153).

        10.1 Assignment of Rights to Patent Applications, Patents and/or Inventions, effective November 3, 1998, between the Company and TeleMed Technologies International, Inc.

        10.2 Registration Agreement, dated as of November 3, 1998, between the Company and TeleMed Technologies International, Inc.

        27      Financial Data Schedule.

        (b) The registrant filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CRITICARE SYSTEMS, INC.
                                        (Registrant)

Date       02/12/99              BY  /s/ Joseph M. Siekierski
------------------------            -------------------------
                                        Joseph M. Siekierski
                                        Vice President - Finance
                                        (Chief Accounting Officer and
                                        Duly Authorized Officer)