Form 10-Q/A
period 1998-12-31
CRITICARE SYSTEMS INC /DE/
filed 1999-03-03
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

    (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended December 31, 1998

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from         to
                                                   ------     ------


                         Commission File Number 0-16061

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

                   20925 Crossroads Circle, Waukesha, WI 53186
                   -------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (414) 798-8282

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes         X               No
                            ---------                 -------

Number of shares outstanding of each class of the registrant's classes of common stock as of February 12, 1999: Common Stock, par value $.04, 8,701,151 shares.

   Items 5 and 6 of Part II of the Quarterly Report on Form 10-Q of Criticare Systems, Inc. for the fiscal quarter ended December 31, 1998, filed with the Securities and Exchange Commission on February 16, 1999, are hereby amended in their entirety as follows to reflect the information required by such items.

                           PART II - OTHER INFORMATION

Item 5. Other Information.

   The Company owns 1,093,842 shares (after giving effect to a 1-for-2 reverse stock split effected in the first quarter of 1999) of common stock of Immtech International, Inc. ("Immtech"), a biopharmaceutical company focusing on the development of therapeutic products for the treatment of opportunistic diseases and cancer in patients with compromised immune responses. The Company's Board of Directors has previously approved a spin-off (the "Spin-Off") of 375,000 shares of Immtech common stock to the Company's stockholders in the form of a stock dividend to be consummated immediately prior to the effectiveness of a public offering of Immtech common stock and warrants. Immtech has informed the Company that the Company will not be able to proceed with the Spin-Off in view of the required underwriting arrangements for Immtech's proposed public offering. Accordingly, the Company can not complete the Spin-Off.

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

           3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

           4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

           4.2 Specimen Convertible Debenture (incorporated by reference to the Registration Statement filed on Form S-3, Registration No. 333-25153).

          10.1* Assignment of Rights to Patent Applications, Patents and/or Inventions, effective November 3, 1998, between the Company and TeleMed Technologies International, Inc.

          10.2* Registration Agreement, dated as of November 3, 1998, between the Company and TeleMed Technologies International, Inc.

          10.3 Severance Agreement, dated as of November 16, 1998, between the Company and Gerhard J. Von der Ruhr.

          10.4 Severance Agreement, dated as of November 16, 1998, between the Company and N.C. Joseph Lai.

          27*     Financial Data Schedule.
--------------------

*     Previously filed.

 (b) The registrant filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date 03/02/99

                                          CRITICARE SYSTEMS, INC.
                                            (Registrant)

                                          By     /s/ Joseph M. Siekierski
                                             -----------------------------------
                                                     Joseph M. Siekierski
                                                   Vice President - Finance