Form 10-Q
period 1999-03-31
CRITICARE SYSTEMS INC /DE/
filed 1999-05-17
CIK 812121

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                    Form 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1999
                                ---------------

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number -0-16061

                            CRITICARE SYSTEMS, INC.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                             39-1501563
     ----------------------------------------------------------------------
     (State or other jurisdiction        (IRS Employer Identification No.)
     of incorporation or organization)

               20925 Crossroads Circle, Waukesha, Wisconsin 53186
               --------------------------------------------------
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

Number of shares outstanding of each class of the registrant's classes of common stock as of May 12, 1999: Common Stock, $.04 par value, 8,701,151 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1999 AND JUNE 30, 1998
                                   (UNAUDITED)

                                                 March 31,        June 30,
         ASSETS                                    1999             1998
                                               ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                      $  2,059,143    $  2,729,998
Accounts receivable                               7,009,954       6,921,713
Other receivables                                   148,326         322,976
Inventory                                         8,466,171       7,682,471
Prepaid expenses                                    244,093         338,297
--------------------------------------------------------------------------------
Total current assets                             17,927,687      17,995,455
--------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT - NET               6,261,072       6,612,371
--------------------------------------------------------------------------------

INVESTMENTS                                            --              --
--------------------------------------------------------------------------------

LICENSE RIGHTS AND PATENTS                          105,493         118,993
--------------------------------------------------------------------------------

TOTAL                                          $ 24,294,252    $ 24,726,819
--------------------------------------------------------------------------------


    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                               $  3,159,201    $  2,305,721
Accrued liabilities:
  Compensation and commissions                    1,006,340         819,886
  Product warranties                                375,000         328,000
  Other                                             821,993         715,603
Current maturities of long-term debt                 77,390         109,354
--------------------------------------------------------------------------------
Total current liabilities                         5,439,924       4,278,564
--------------------------------------------------------------------------------

OTHER OBLIGATIONS                                   441,000            --
--------------------------------------------------------------------------------

LONG-TERM DEBT, less current maturities           3,372,610       3,165,258
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred stock                                        --              --
Common stock                                        334,046         334,046
Common stock repurchased (103,840 shares)          (193,684)           --
Additional paid-in capital                       17,964,250      17,964,250
Retained earnings (accumulated deficit)          (3,063,894)     (1,015,299)
--------------------------------------------------------------------------------
Total stockholders' equity                       15,040,718      17,282,997
--------------------------------------------------------------------------------
TOTAL                                          $ 24,294,252    $ 24,726,819
--------------------------------------------------------------------------------

See condensed notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                           1999               1998
                                           ----               ----

NET SALES                               $ 21,290,165    $ 20,960,466
COST OF GOODS SOLD                        11,140,076      11,263,024
--------------------------------------------------------------------

GROSS PROFIT                              10,150,089       9,697,442
--------------------------------------------------------------------

OPERATING EXPENSES:
Marketing                                  6,823,052       5,651,509
Research, development and engineering      2,223,853       1,612,777
Administrative                             2,105,365       1,354,717
Severance pay                                728,000            --
--------------------------------------------------------------------
Total                                     11,880,270       8,619,003
--------------------------------------------------------------------

(LOSS) INCOME  FROM OPERATIONS            (1,730,181)      1,078,439
--------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                            (367,078)       (718,373)
Interest income                               48,664          82,991
Equity in loss of investments                   --          (120,000)
--------------------------------------------------------------------
Total                                       (318,414)       (755,382)
--------------------------------------------------------------------

(LOSS) INCOME BEFORE INCOME TAXES         (2,048,595)        323,057
--------------------------------------------------------------------

INCOME TAX PROVISION                            --              --
--------------------------------------------------------------------


NET (LOSS) INCOME                       $ (2,048,595)   $    323,057
--------------------------------------------------------------------

(LOSS) INCOME PER COMMON SHARE:
Basic                                   $      (0.24)   $       0.04
Diluted                                        (0.24)           0.04
--------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Basic                                      8,701,151       8,181,452
Diluted                                    8,701,151       8,744,045
--------------------------------------------------------------------



See condensed notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                            1999           1998
                                            ----           ----
NET SALES                                $7,275,682     $6,278,961

COST OF GOODS SOLD                        3,897,129      3,359,896
------------------------------------------------------------------

GROSS PROFIT                              3,378,553      2,919,065
------------------------------------------------------------------

OPERATING EXPENSES:
Marketing                                 2,343,321      1,774,236
Research, development and engineering       735,593        560,391
Administrative                              785,225        514,168
------------------------------------------------------------------
Total                                     3,864,139      2,848,795
------------------------------------------------------------------

(LOSS) INCOME  FROM OPERATIONS             (485,586)        70,270
------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                           (207,362)       (79,617)
Interest income                              12,217         28,348
Equity in loss of investments                  --
------------------------------------------------------------------
Total                                      (195,145)       (51,269)
------------------------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES          (680,731)        19,001
------------------------------------------------------------------

INCOME TAX PROVISION                           --             --
------------------------------------------------------------------

NET (LOSS) INCOME                       $  (680,731)   $    19,001
------------------------------------------------------------------
(LOSS) INCOME PER COMMON SHARE:
Basic                                   $     (0.08)   $      0.00
Diluted                                       (0.08)          0.00
------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Basic                                     8,701,151      8,333,262
Diluted                                   8,701,151      8,895,855
------------------------------------------------------------------

See condensed notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                              1999              1998
                                                              ----              ----
OPERATING ACTIVITIES:
Net (loss) income                                         $(2,048,595)    $    323,057
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
       Depreciation                                           527,104          691,010
       Amortization                                            13,500           13,500

       Equity in loss of investments                                -          120,000
        Interest and discount accrued on convertible debentures     -          476,476
Changes in assets and liabilities:
         Accounts receivable                                  (88,241)        (162,747)
         Other receivables                                    174,650          (55,609)
         Inventories                                         (510,515)         357,343
         Prepaid expenses                                      94,204          (83,928)
         Accounts payable                                     853,480       (1,139,645)
         Accrued liabilities                                  780,844         (592,034)
-------------------------------------------------------------------------------------
Net cash (used in) operating activities                      (203,569)         (52,577)
-------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                   (448,990)        (214,798)
Advances to Immtech International, Inc.                          -            (120,000)
-------------------------------------------------------------------------------------
Net cash used in investing activities                        (448,990)        (334,798)
-------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Principal payments on long-term debt                          (81,025)       (121,638)
Repurchase of Company stock                                  (193,684)           -
Net proceeds from mortgage refinancing                        256,413            -
Proceeds from the sale of common stock                            -           120,000
Proceeds from the exercise of stock options                       -           261,541
-------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities           (18,296)        259,903
-------------------------------------------------------------------------------------

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                           (670,855)       (127,472)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              2,729,998       2,440,859
-------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 2,059,143     $ 2,313,387
-------------------------------------------------------------------------------------


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


3.  INVENTORY VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 1999 and June 30, 1998, respectively:


                                             March 31,          June 30,
                                               1999                1998
         ----------------------------------------------------------------
         Component parts                    $3,667,146         $2,647,231
         Work in process                     1,168,411          1,409,187
         Finished units                      3,630,614          3,626,053
         ----------------------------------------------------------------
         Total inventories                  $8,466,171         $7,682,471
         ----------------------------------------------------------------

                             CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                   March 31,           June 30,
                                                     1999                1998
                                                     ----                ----
         Land and building                        $4,525,000         $4,525,000
         Machinery and equipment                   2,005,067          1,796,120
         Furniture and fixtures                      821,784            712,428
         Demonstration and loaner monitors         1,510,426          1,783,611
         Production tooling                        2,136,521          2,005,834
         ----------------------------------------------------------------------
         Property, plant and equipment - cost     10,998,798         10,822,993
         Less accumulated depreciation             4,737,726          4,210,622
         ----------------------------------------------------------------------
         Property, plant and equipment - net      $6,261,072         $6,612,371
         ----------------------------------------------------------------------



5.  CONTINGENCIES

The Company is involved in a lawsuit that has arisen from the normal conduct of business. This lawsuit is a result of a dispute between the Company and a former distributor over the termination of an exclusive marketing agreement. This proceeding is handled by outside counsel. Based upon the status of this litigation, it is not currently possible for management to determine the effect this lawsuit will have on the consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                    Nine Months Ended March 31, 1999 and 1998

RESULTS OF OPERATIONS

Net sales for the nine months ended March 31, 1999 increased 1.6% to $21,300,000 from $21,000,000 for the same period in fiscal 1998. OEM sales continued to increase while international sales decreased due to the unstable economic climate in the Pacific Rim and continued competitive pressures in other parts of the world. We expect international sales to improve as new products are released in the first and second quarters of fiscal 2000.

The gross profit percentage of 47.7% for the nine months ended March 31, 1999 was an improvement from the 46.2% gross profit percentage reported in the same period of the previous fiscal year. Improvements in gross profit relate to product mix and an increase in domestic sales, which generally have higher gross margins than international sales, as a percentage of total sales.

Operating expenses increased approximately $3,300,000. Marketing expenses increased approximately $1,200,000 when compared to the same period in fiscal 1998 due primarily to increased trade show and sales promotion expenses as the Company continues to promote the new products as they are released. Research, development and engineering expense increased approximately $600,000 related to additional payroll, outside contract and project expense which are all associated with the new products under development. Administrative expenses increased approximately $750,000 in the nine months ended March 31, 1999 when compared to the same period in fiscal 1998. This increase is due primarily to increased litigation expense related to a lawsuit that the Company is involved in and increased investor relations expenses. The Company also recorded a restructuring charge of $728,000 during the nine months ended March 31, 1999. This restructuring charge relates to severance pay and other benefits payable to the two co-founders of the Company. Both of these individuals resigned from their positions with the Company in November 1998. The severance accrual includes a portion of their respective salary and fringe benefits for a period, which approximates three years.

Income from operations decreased approximately $2,809,000 for the nine months ended March 31, 1999 when compared to the same period in fiscal 1998 and due to the increased operating expenses.

Non-operating expenses were approximately $318,000 and $755,000 for the nine months ended March 31, 1999 and 1998, respectively. The decrease in 1999 was due to the absence of interest and conversion discount costs associated with the conversion of $1,650,000 of convertible debentures to common stock during the nine months ended March 31, 1998. This decrease was partially offset by approximately $125,000 of expenses incurred to refinance the mortgage on the Company's office and manufacturing facility.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                   Three Months Ended March 31, 1999 and 1998

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 1999 increased 15.9% to $7,300,000 from $6,300,000 for the same period in fiscal 1998. This increase is due to increased OEM sales.

The gross profit percentage of 46.4% for the three months ended March 31, 1999 was consistant with the 46.5% gross profit percentage reported in the same period of the previous fiscal year.

Operating expenses increased approximately $1,015,000. Marketing expenses increased approximately $569,000 when compared to the same period in fiscal 1998 due primarily to increased trade show and sales promotion expenses as the Company continues to promote new products as they are released. Research, development and engineering expenses increased approximately $175,000 related to additional payroll, outside contract and project expense which are all associated with the new products under development. Administrative expenses increased approximately $271,000 in the three months ended March 31, 1999 when compared to the same period in fiscal 1998. This increase is due primarily to increased travel expenses and litigation expense related to a lawsuit that the Company is involved in.

Income from operations decreased approximately $556,000 for the three months ended March 31, 1999 when compared to the same period in fiscal 1998 due to increased spending related to new products and the outstanding litigation.

Non-operating expenses were approximately $195,000 and $51,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in 1999 was due to the costs incurred to refinance to Company's building mortgage (primarily a prepayment penalty on the previous mortgage). The Company was able to reduce its interest rate on this mortgage from 9.625% to 7.5%.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


LIQUIDITY

As of March 31, 1999, the Company had a cash balance of approximately $2,000,000 and no short-term borrowings. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations and periodic utilization of a line of credit currently in place. Approximately $3,000,000 was available under this line of credit at March 31, 1999. Availability is determined by the amount of "eligible receivables" recorded by the Company, as defined in the loan agreement. The maximum availability under the line of credit is $4,000,000.


YEAR 2000 PREPARATIONS

The Company has developed a plan to address Company-wide Year 2000 readiness. The Year 2000 issue relates to computer hardware and software and other systems designed to use two digits rather than four digits to define the applicable year. As a result, the Year 2000 would be translated as two zeroes. Because the year 1900 could also be translated as two zeroes, systems which use two digits could read the date incorrectly for a number of date sensitive applications resulting in the potential calculation errors or the shutdown of major systems. The Company is in the process of updating its internal computer software, other information technology and other operating systems for the purpose of Year 2000 compliance. The Company currently expects to complete its Year 2000 compliance plan during October 1999 and does not expect that its costs to become Year 2000 Compliant will be material to its financial condition or results of operations. The majority of the Company's internal Year 2000 issues have been or will be corrected through system upgrades for other business purposes or normal maintenance contracts.

The Company's operation may also be adversely affected to the extent that suppliers and other third parties are not Year 2000 compliant. The Company has circulated surveys to its key third party vendors to assess the Year 2000 compliance status of the operating systems of such vendors and the potential impact on the Company of non-compliance. The Company has plans to assess the surveys received from suppliers and other third parties during fiscal 1999 and to evaluate the compliance status of such third parties. The Company believes that its reasonably likely worse case scenario relating to the Year 2000

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


issue would involve a significant disruption or slowdown in the receipt of products from one or more key suppliers. The Company believes that the risk of such a disruption is reduced through the Company's use of multiple sources of supply for key products. However, a number of risks relating to the year 2000 issue may be out of the Company's control, including reliance on outside links for essential services such as communications and power. There can be no assurance that a failure of systems of third parties on which the Company's systems and operations will rely to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements. Such statements refer to the Company's opinion, belief or expectation. Forward-looking are subject to certain risk and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, the uncertainties inherent in litigation, the timing of new product introductions, delays in customers delivery requirements and general economic conditions in the Company's market segments

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         (b) The registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.



















                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CRITICARE SYSTEMS, INC.
                                               (Registrant)

Date       05/14/99                     BY     /s/ Joseph M. Siekierski
------------------------                   ------------------------------------
                                           Joseph M. Siekierski
                                           Vice President - Finance
                                           (Chief Accounting Officer and
                                            Duly Authorized Officer)