Form 10-K
period 1999-06-30
CRITICARE SYSTEMS INC /DE/
filed 1999-09-28
CIK 812121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark  One)

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934.

For  the  fiscal  year  ended  June  30,  1999

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934.

For  the  transition  period  from  to

                        Commission file number 000-16061
                                               ---------

                             Criticare Systems, Inc.
                -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                             39-1501563
-------------------------                 --------------------------------------
(State  or  Other  Jurisdiction  of       (I.R.S.  Employer Identification  No.)
Incorporation  or  Organization)

             20925 Crossroads Circle, Waukesha, Wisconsin       53186
             --------------------------------------------       -----
             (Address of Principal Executive Offices)        (Zip Code)

        Registrant's telephone number, including area code:  414-798-8282
                                                             ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name  of  Each  Exchange  on
     Title  of  Each  Class                                  Which  Registered
     ----------------------                         --------------------------
                NA                                            NA
     ----------------------                         --------------------------
                           [COVER PAGE 1 OF 2 PAGES.]

           Securities registered pursuant to Section 12(g) of the Act:

                       Voting Common Stock, $.04 Par Value
                (together with associated Preferred Stock Purchase Rights)
      --------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of August 31, 1999 was $17,445,738. Shares of voting common stock held by any executive officer or director of the Registrant and any person who beneficially owns 10% or more of the outstanding voting common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     On August 31, 1999, there were outstanding 8,706,151 shares of the registrant's $.04 par value voting common stock.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of the Stockholders of the Registrant to be held November 5, 1999 are incorporated by reference into
Part  III  of  this  report.

                           [COVER PAGE 2 OF 2 PAGES.]

                                     ------
                                     PART I
                                     ------

Item  1.     BUSINESS.
-------      --------

     Criticare Systems, Inc. (the "Company" or "Criticare") designs, manufactures and markets vital signs and gas monitoring instruments and related noninvasive sensors used to monitor patients in many healthcare environments. Since a patient's oxygen, anesthetic gas and carbon dioxide levels can change dramatically within minutes, causing severe side effects or death, continuous monitoring of these parameters is increasing. The Company's monitoring equipment improves patient safety by delivering accurate, comprehensive and instantaneous patient information to the clinician. The Company's products also allow hospitals to contain costs primarily by substituting cost-effective reusable pulse oximetry sensors for disposable sensors, controlling the use of costly anesthetics and increasing personnel productivity.

     To meet the needs of end-users in a wide variety of patient environments, the Company has developed a broad line of patient monitors which combine one or more of its patented or other proprietary technologies, for monitoring oxygen saturation, carbon dioxide and anesthetic agents, with standard monitoring technologies that provide electrocardiogram ("ECG"), invasive and noninvasive blood pressures, temperature, heart rate and respiration rate. In addition, the Company's VitalView telemetry system allows one nurse to monitor up to eight patients simultaneously from a convenient central location. This allows hospitals to move out of the intensive care unit those patients that require continuous monitoring, but do not need all of an intensive care unit's extensive and costly personnel and equipment resources.

     The Company was incorporated under the laws of the State of Delaware in October 1984.

Products
--------

     Criticare markets a broad range of vital signs and gas monitoring products designed to address the needs of a variety of end-users in different patient environments. Criticare's monitors display information graphically and numerically. All Criticare monitors incorporate adjustable visual and audible alarms to provide reliable patient-specific warnings of critical conditions, and most of the Company's monitors record up to 60 hours of trend data. Criticare monitors are available with printer capability to provide permanent records of patient data.

     Model 503, 503DX, 504 and 504DX. Criticare's complete line of pulse oximeters meets the needs of virtually all clinical environments: adult, pediatric and neonatal intensive care units, operating rooms, emergency rooms, nursing homes, physicians' offices and ambulances. The line is designed to provide accuracy and convenience at a competitive cost to the end-user.

     Model 506DX and 507E Patient Monitors. The 507E series is comprised of small, compact, portable, full-featured vital signs monitors configured to meet specific clinical needs. The 507E series is well-suited for dental and physician offices. The 506DX is ideal for patient ward monitoring of noninvasive blood pressure. The 507E series combines ECG, oxygen saturation and noninvasive blood pressure for a complete vital signs monitor for physician office and hospital applications. The 507E series is an effective low-cost monitoring system for the emergency room or the recovery room.

     Scholar(R). The Scholar monitor series specifically addresses the needs of small hospitals with broad clinical needs (the monitoring of ECG, blood oxygen saturation, noninvasive blood pressure, temperature and invasive blood pressure). Scholar offers all the primary features a hospital needs with the capability of adding more features if desired. Scholar monitors are available with printer and recorder capability and can transmit data to Criticare's VitalView Central Stations.

     Model 1100 Anesthesia Monitor. The Model 1100 monitor provides patient monitoring for a wide variety of cardio-pulmonary parameters in an integrated system. The Model 1100 is able to monitor two ECG waveforms, noninvasive blood pressure, three types of invasive blood pressure, respiration rate, heart rate, temperature, oxygen saturation, inspired/expired oxygen, carbon dioxide and anesthetic gases. The Model 1100 uses the Company's proprietary disposable respiratory secretion filter system.

     Model 602-3B, 602-6B, 602-11 and 602-13 Gas Monitors. The 602 series provides monitoring of carbon dioxide, pulse oximetry and anesthetic agents using Criticare's proprietary infrared technology. The 602 IQ series of operating room monitors provides automatic identification and quantification of all five approved anesthetic agents.

     Model 4400 Series Blood Pressure, Pulse Oximetry and Temperature Combination Monitor. The 4400 series monitor was developed in conjunction with Alaris Medical ("Alaris") and incorporates Criticare's oximetry and noninvasive blood pressure technology with Alaris's temperature technology. Alaris has the rights to market the Model 4400 monitor to hospitals in the United States and Canada. Criticare has rights to market the product to the alternate care market and to international markets.

     Model 602-14 POET(TM) LT Monitor. The hand-held POET LT provides small hospitals and alternate care environments with compact, portable carbon dioxide monitoring. The POET LT series is an effective, low-cost functioning solution for these environments.

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

Marketing  and  Sales
---------------------

     Domestic Sales. At August 31, 1999, the Company's domestic sales force consisted of 18 employees and 75 independent dealers. The Company's sales force and independent dealers market the Company's products to many different types of medical facilities such as hospitals, surgery centers, nursing homes and physician offices. The Company sells its higher-end monitors (MPT, Vital View

Central Station and anesthetic agent monitors) principally to hospitals whereas the vital signs and pulse oximeters are sold primarily for nonhospital settings.

     International Sales. One of the Company's principal marketing strategies has been to target international markets, particularly Europe, Latin America and the Pacific Rim countries. During fiscal 1999, Criticare sold its products, principally to hospitals, in over 75 countries through over 140 independent dealers. Most of the Company's international order processing, invoicing, collection and customer service functions are handled directly from the Company's headquarters in Waukesha, Wisconsin. Criticare believes demand for the Company's products in international markets is primarily driven by cost containment concerns, and increased interest in using quality patient monitoring products for improved patient management.

     In fiscal 1999, 37% of Criticare's net sales, or $10.5 million, was attributable to international sales, of which approximately 44% was from sales in Europe and the Middle East, 21% was from sales to Pacific Rim countries and 35% was from sales to Canada and Central and South America. In fiscal 1998, 46% of Criticare's net sales was attributable to international sales. In fiscal 1997, 51% of Criticare's net sales was attributable to exports. There are no material identifiable assets of the Company located in foreign markets. The Company sells its products in United States dollars and is not subject to significant currency risks; however, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less price competitive in those markets. In addition, significant devaluation of certain foreign currencies could adversely affect the collectibility of accounts receivable from international customers. The Company analyzes this risk before making shipments to countries it views as unstable.

     Clinical Support. At August 31, 1999, Criticare employed three clinical support specialists to provide customer training and education, primarily to domestic hospitals. The clinical support staff also assists in the periodic training and education of the direct sales force. In addition, the direct sales force maintains contact with end-users and provides additional training and updates. Clinical support in foreign markets is provided by the Company's clinical support staff and direct sales force.

     Warranty and Service. Criticare believes that customer service is a key element of its marketing program. Criticare's monitors are warranted against defects for one year and its reusable sensors are warranted for six months. If a problem develops with a Criticare product while under warranty, the Company typically provides a replacement unit until the product can be repaired at the Company's facility. At August 31, 1999, the Company had a customer service staff of 16 people at its Waukesha, Wisconsin facility. The Company offers extended warranties and service contracts on all of its monitors.

Manufacturing
-------------

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

Research,  Development  and  Engineering
----------------------------------------

     Criticare has focused its research, development and engineering expenditures on products designed to meet identified market demands. The

Company seeks to apply its expertise in gas monitoring and related sensor technology to develop new products and adapt existing products for new markets. At August 31, 1999, the Company had an in-house research, development and engineering staff of 23 people. The Company's research, development and engineering expenditures were $3.0 million in fiscal 1999, $3.3 million in fiscal 1998 and $2.3 million in fiscal 1997.

Competition
-----------

     The markets for the Company's products are highly competitive. Many of Criticare's competitors, including its principal competitors described below, have greater financial resources, more established brand identities and reputations, longer histories in the medical equipment industry and larger and more experienced sales forces than Criticare. In these respects, such competitors have a competitive advantage over the Company. The Company competes primarily on the basis of product features, the quality and value of its products (i.e., their relative price compared to performance features provided) and the effectiveness of its sales and marketing efforts. The Company believes that its principal competitive advantages are provided by its focus on cost containment and its patented and other proprietary technology and software for noninvasive, continuous monitoring of oxygen, anesthetic gases, carbon dioxide and noninvasive blood pressure, its cost-efficient manufacturing, the efficiency and speed of its research and development efforts and its established international presence.

     The principal competing manufacturers of pulse oximeters are Nellcor Puritan Bennett, a unit of Mallinckrodt Inc., and Datex/Ohmeda, a United States subsidiary of Instrumentarium OY, a Finnish company. The Company estimates that Nellcor has captured a majority of the worldwide pulse oximeter market, and that Datex/Ohmeda and the Company have each captured significant portions of the worldwide pulse oximeter market. In addition, there are approximately four other companies which compete in the market for pulse oximeters. The Company also indirectly competes with manufacturers of numerous other medical equipment products for limited customer funds.

     The Company believes that the worldwide anesthetic agent and carbon dioxide monitor markets are comparatively fragmented, with Datex/Ohmeda as the principal competitor. The Company's principal competitors in the domestic gas monitor market include Datex/Ohmeda and Hewlett-Packard Company. The market for vital signs monitors includes competitors such as Hewlett-Packard Company, Siemens A.G., Datex/Ohmeda and SpaceLabs, Inc., a subsidiary of Westmark International Incorporated.

     The Company believes that its principal competitors in Western Europe include Datex/Ohmeda and that the Company has a significant share of this market. In the Pacific Rim countries, the Company believes that Datex/Ohmeda is the leading competitor.

Regulation
----------

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

Patents  and  Trademarks
------------------------

     The Company believes one of its principal competitive advantages is provided by its patented and other proprietary technology including its sensor technology, infrared specific anesthetic gas monitoring technology, UltraSync signal processing software and disposable respiratory secretion filter system. None of the Company's U.S. patents expire before 2004. Criticare also has three foreign patent applications pending. There is no assurance that any patents held or secured by the Company will provide any protection or commercial or competitive benefit to the Company. There is also no assurance that the Company's products will not infringe upon patents held by others. The Company is the owner of a United States trademark registrations for "POET" and "Scholar."

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

Employees
---------

     At August 31, 1999 Criticare had 105 employees; including 41 in manufacturing and operations, six in quality control, 22 in sales and marketing, 13 in administration and 23 in research, development and engineering.

     Many of the Company's technical employees are highly skilled. The Company believes that its continued success depends in part on its ability to continue to attract qualified management, marketing and technical personnel. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Backlog
-------

     Criticare's backlog on June 30, 1999 and 1998 was approximately $1,836,000 and $1,542,000, respectively. The backlog at these dates consisted primarily of products for which the sales order specified a delayed delivery date. Criticare generally delivers its products out of inventory when specified by the customer. The Company does not believe that its backlog at any date is indicative of its future sales.

Item  2.     PROPERTIES.
-------      ----------

     In November 1992, the Company purchased a new 60,000 square foot facility for approximately $4.5 million. The Company's mortgage calls for monthly installments of principal and interest of approximately $28,000 and a final "balloon" payment of approximately $3.0 million in April 2004. The Company believes this facility will be adequate for the foreseeable future.

Item  3.     LEGAL  PROCEEDINGS.
-------      ------------------

     In July, 1999, Criticare and Dynamic Options Corporation, Inc. ("D.O.C.") amicably settled certain pending legal proceedings. Criticare agreed to make a cash payment to D.O.C., transfer to D.O.C. a portion of the shares Criticare holds in Immtech International, Inc. ("Immtech"), issue to D.O.C. 150,000 shares of Criticare's common stock and transfer certain inventory related to telemetry products no longer sold by the Company. The settlement agreement requires a broker chosen by the Company to sell the Immtech shares and the Criticare shares on behalf of D.O.C.

     In the normal course of business Criticare also may be involved in various legal proceedings from time to time. Criticare does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on Criticare.

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------      -----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                     ------
                                     PART II
                                     -------

Item  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
-------      -------------------------------------------------------------------
MATTERS.
-------

Criticare Systems, Inc. common stock is traded on the Nasdaq National Market (Symbol CXIM). As of June 30, 1999, there were approximately 320 holders of record of Criticare's common stock. The Company has never paid dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.


                                              YEAR  ENDED  JUNE  30,
                                        1999                      1998
Quarter  Ended:                 High            Low          High       Low
September  30                   $2-15/16        $1-1/4       $8         $4-3/8
December  31                    $2-3/4          $1-5/8       $6-5/8     $2-13/16
March  31                       $2-1/16         $1-3/8       $4-3/8     $2-5/8
June  30                        $3-3/8          $1-11/16     $3-3/4     $2-11/16


Item  6.     SELECTED  FINANCIAL  DATA.
-------      -------------------------

     The following table sets forth selected financial data with respect to the Company for each of the periods indicated.





                                                               Years Ended June 30,
                                                              ----------------------
                                        1999             1998          1997          1996         1995
                                   --------------    ------------  ------------  ------------  -----------
Net Sales                           $28,512,507      $27,908,364    $26,235,355   $31,528,266   $28,660,275
Income (Loss) Before Income
Taxes and Extraordinary Gain         (4,388,171)        (499,276)    (2,749,435)   (4,280,989)      175,643
Net Income (Loss)                    (4,388,171)        (499,276)    (2,179,489)   (4,330,989)      105,643
Net Income (Loss) Per
Common Share-Basic and
Diluted                                  ($0.51)          ($0.06)        ($0.30)       ($0.63)        $0.02

Average Shares
Outstanding                          8,581,863          8,309,240     7,267,184     6,913,557     6,764,236
Stockholders' Equity                $12,711,709        $17,282,997   $14,227,135   $13,917,549  $17,130,449
Long-term Obligations                $4,014,356         3,165,258     5,110,934     4,669,975     3,646,867
Working Capital                      10,340,014         13,716,891    12,053,165    10,282,033   13,401,741
Total Assets                         24,041,987         24,726,819    25,145,066    27,075,922   25,468,428

Item  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
-------      -------------------------------------------------------------------
RESULTS  OF  OPERATION.
----------------------



RESULTS  OF  OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations expressed as percentages of net sales.

                                           PERCENTAGE  OF  NET  SALES
                                            YEARS  ENDED  JUNE  30,
                                            -----------------------
                                               1999     1998    1997
                                              -------  ------  ------

Net sales. . . . . . . . . . . . . . . . . .   100.0%  100.0%  100.0%
Cost of goods sold . . . . . . . . . . . . .    54.5    53.3    53.6
Gross profit . . . . . . . . . . . . . . . .    45.5    46.7    46.4

Operating expenses:
Marketing. . . . . . . . . . . . . . . . . .    31.4    26.7    33.4
Research, development and engineering. . . .    10.4    11.7     8.8
Administrative . . . . . . . . . . . . . . .    14.6     7.2     9.6
Severance pay. . . . . . . . . . . . . . . .     2.8       -       -
Total. . . . . . . . . . . . . . . . . . . .    59.2    45.6    51.8
Income (loss) from operations. . . . . . . .   (13.7)    1.1    (5.4)
Interest expense . . . . . . . . . . . . . .    (1.5)   (2.9)   (4.0)
Interest income. . . . . . . . . . . . . . .      .3      .4      .1
Equity in loss of investments. . . . . . . .     (.5)    (.4)   (1.2)
Loss before income taxes and
    extraordinary gain . . . . . . . . . . .   (15.4)   (1.8)  (10.5)
Income tax provision . . . . . . . . . . . .       -       -       -
Extraordinary gain on extinguishment of debt       -       -     2.2
Net loss . . . . . . . . . . . . . . . . . .   (15.4)%  (1.8)%  (8.3)%



FISCAL  YEAR  ENDED  JUNE  30,  1999  COMPARED  TO  JUNE  30,  1998

Net sales for the twelve months ended June 30, 1999 increased 2.2% to $28,512,507 from $27,908,364. The sales increase is attributable to an increase in OEM sales partially offset by a decrease in international sales.

The gross profit percentage decreased from 46.7% in 1998 to 45.5% in 1999. The primary reason for the decrease in gross profit is the increase in OEM sales. OEM sales typically have a lower gross profit than sales to non-OEM customers.

Operating expenses of $16,871,981 represents a 32.5% increase from fiscal 1998 levels. Marketing expenses increased approximately $1,486,000 when compared to 1998 levels. This increase is due primarily to increased promotional activities throughout the world. Engineering expenses decreased approximately $316,000 when compared to 1998 levels; however, excluding the one-time $900,000 charge in 1998 (discussed in footnote 8 of the financial statements) engineering expenses increased approximately $584,000. This increase is due to expanded research and development efforts related to new product introductions. Administrative expenses increased approximately $2,159,000. This increase is attributable to the settlement and related legal costs related to litigation with a former dealer that represented the Company's products. The Company also recorded approximately $810,000 of severance costs related primarily to costs associated with the resignation of the two co-founders of the Company.

Interest expense decreased due to the conversion of convertible debentures to common stock in 1998.

FISCAL  YEAR  ENDED  JUNE  30,  1998  COMPARED  TO  JUNE  30,  1997

Net sales for the twelve months ended June 30, 1998 increased 6.3% to $27,908,364 from $26,235,355 for the twelve months ended June 30, 1997. The sales increase is attributable to the alternate care sales and new OEM sales.

The gross profit percentage remained relatively consistent at 46.7% versus 46.4% in fiscal 1997. Margins in domestic hospital, alternate care, and international all remained relatively consistent with those of the prior year.

Operating expenses of $12,731,695 decreased 6.3% from fiscal 1997 levels. In addition, operating expenses as a percentage of sales decreased to 45.6% from 51.8% in fiscal 1997. The largest savings occurred in the marketing expenses where spending levels were reduced by approximately $1,300,000. The reduction in marketing expenses was primarily related to international spending. The Company consolidated several international functions at the home office in the United States. This resulted in a savings of over $850,000. Administrative expenses for fiscal 1998 decreased by 20.4% from fiscal 1997 levels, due to liquidation expenses incurred in fiscal 1997 related to Criticare International. The reduced expenses in marketing and administration were partially offset by an increase of 41.3% in research, development, and engineering expenses, which resulted from a $900,000 charge associated with the acquisition of in-process technology related to the transmission of clinical data.

Interest expense decreased during fiscal 1998 due to no borrowings on the line of credit during the year. Interest income increased during fiscal 1998 due to higher cash balances on hand throughout the year. Equity in the loss of investments relates to a $120,000 advance provided to Immtech International, Inc.

LIQUIDITY  AND  CAPITAL  RESOURCES

In fiscal 1999, the Company generated $465,577 from operating activities, $256,413 from the mortgage refinancing discussed below, and $10,313 from the exercise of stock options. The Company used $92,776 for the retirement of long-term debt, $515,017 for capital expenditures, $150,000 for the purchase of stock and intangible assets from Immtech International, Inc., and $193,430 for the repurchase of Company stock. These sources and uses of cash resulted in net negative cash flow of $218,920 for the 1999 fiscal year.

In fiscal 1998, the Company generated $448,434 from operating activities, $194,431 from the exercise of stock options, $120,000 from the issuance of common stock, and $82,000 from the exercise of warrants. The Company used $147,441 for retirement of long-term debt, $288,285 for capital expenditures and $120,000 for advances to Immtech International, Inc. These sources and uses of cash resulted in a net positive cash flow of $289,139 for the 1998 fiscal year.

In March 1999, the Company refinanced its mortgage note on the Company's office and manufacturing facility. The new mortgage note requires monthly debt service payments of approximately $28,000 with a final payment of approximately $3,000,000 due in April 2004.

The Company expects its continued programs to increase accounts receivable collections, decrease inventory levels, reduce product development tooling requirements and stabilize sales demonstration equipment levels will have a positive affect on cash flow activities in the next fiscal year. Consequently, the Company believes its research and development activities and other capital and liquidity requirements for the next one to two years will be satisfied by cash generated from operations and other borrowings. During fiscal 1999, the Company also had access to a commercial bank line of credit of up to $4,000,000. At June 30, 1999, there were no borrowings outstanding on the line of credit. The Company violated a convenant related to maintaining a certain tangible net worth amount and achieving certain income levels. The bank waived compliance with this covenant subsequent to year end. This line expires in November 2001.

YEAR  2000  PREPARATIONS

The Company has developed a plan to address company-wide Year 2000 readiness. The Year 2000 issue relates to computer hardware and software and other systems designed to use two digits rather than four digits to define the applicable year. As a result, the Year 2000 would be translated as two zeroes. Because the Year 1900 could also be translated as two zeroes, systems which use two digits could read the date incorrectly for a number of date-sensitive applications resulting in potential calculation errors or the shutdown of major systems. The Company is in the process of updating its internal computer software, other information technology and other operating systems for the purposes of Year 2000 compliance. The Company will also address the Year 2000 compliance of the Company's new and existing products. The Company has incurred costs of approximately $300,000 as of June 30, 1999 related to Year 2000 preparations. The Company expects to spend an additional $50,000 to complete its Year 2000 plan. The Company currently expects to complete its Year 2000 compliance plan during October 1999 and does not expect that its costs to become Year 2000 compliant will be material to its financial condition or results of operations.

The  Company's  operations  may  also  be  adversely affected to the extent that suppliers  and  other  third  parties  are  not  Year  2000
compliant. The Company has circulated surveys to its key third party vendors during fiscal 1999 to assess the Year 2000 compliance status of the operating systems of such vendors and the potential impact on the Company of non-compliance. However, a number of risks relating to the Year 2000 issue may be out of the Company's control, including reliance on outside links for essential services such as communications and power. There can be no assurance that a failure of systems of third parties on which the Company's systems and operations will rely to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results.

FORWARD-LOOKING  STATEMENTS

A number of the matters and subject areas discussed in this Annual Report that are not historical or current facts deal with potential future circumstances and developments. These include anticipated product introductions, expected future financial results, liquidity needs, financing ability, Year 2000 compliance, management's or the Company's expectations and beliefs and similar matters discussed in Management's Discussion and Analysis or elsewhere in this Annual Report. The discussions of such matters and subject areas are qualified by the inherent risk and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience.

The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from management's or the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, demand for the Company's products, costs of operations, the development of new products, government regulation, health care cost containment programs, and competition in the Company's markets.

Item  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES ABOUT MARKET RISK.
--------      -------------------------------------------------------------

     The Company did not hold any market risk sensitive instruments during the period covered by this report.

Item  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
-------      -----------------------------------------------

FINANCIAL STATEMENTS

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998



ASSETS                                                         1999         1998

CURRENT ASSETS (Note 5):
Cash and cash equivalents (Note 1) . . . . . . . . . . . .  $ 2,511,078  $ 2,729,998
Accounts receivable, less allowance for doubtful accounts
   of $375,000 and $300,000, respectively. . . . . . . . .    6,358,487    6,921,713
Other receivables. . . . . . . . . . . . . . . . . . . . .       83,106      322,976
Inventories (Notes 1 and 2). . . . . . . . . . . . . . . .    8,510,975    7,682,471
Prepaid expenses . . . . . . . . . . . . . . . . . . . . .      192,290      338,297
Total  current  assets . . . . . . . . . . . . . . . . . .   17,655,936   17,995,455

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 5):
Land . . . . . . . . . . . . . . . . . . . . . . . . . . .      925,000      925,000
Building . . . . . . . . . . . . . . . . . . . . . . . . .    3,600,000    3,600,000
Machinery and equipment. . . . . . . . . . . . . . . . . .    2,051,442    1,796,120
Furniture and fixtures . . . . . . . . . . . . . . . . . .      819,579      712,428
Demonstration and loaner monitors. . . . . . . . . . . . .    1,416,893    1,783,611
Production tooling . . . . . . . . . . . . . . . . . . . .    2,158,378    2,005,834
Property, plant and equipment - cost . . . . . . . . . . .   10,971,292   10,822,993
Less accumulated depreciation. . . . . . . . . . . . . . .    4,697,232    4,210,622
Property,  plant  and  equipment - net . . . . . . . . . .    6,274,060    6,612,371

INVESTMENTS (Notes 1, 3 and 5) . . . . . . . . . . . . . .            -            -

OTHER ASSETS (Notes 1 and 5):
License rights and patents - net . . . . . . . . . . . . .      111,991      118,993
Total  other  assets . . . . . . . . . . . . . . . . . . .      111,991      118,993
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .  $24,041,987  $24,726,819




See  notes  to  consolidated  financial  statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                                          1999          1998
------------------------------------------------------------------------  ------------  ------------

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,078,020   $ 2,305,721
Accrued liabilities:
    Compensation and commissions . . . . . . . . . . . . . . . . . . . .    1,446,614       819,886
    Product warranties (Note 1). . . . . . . . . . . . . . . . . . . . .      325,000       328,000
    Lawsuit settlement (Note 7). . . . . . . . . . . . . . . . . . . . .    1,600,000             -
    Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . .      380,000             -
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      412,395       715,603
Current maturities of long-term debt (Note 5). . . . . . . . . . . . . .       73,893       109,354
                                                                          ------------  ------------
Total  current  liabilities. . . . . . . . . . . . . . . . . . . . . . .    7,315,922     4,278,564
                                                                          ------------  ------------

LONG-TERM DEBT, less current maturities (Note 5) . . . . . . . . . . . .    3,364,356     3,165,258
                                                                          ------------  ------------

OTHER LONG-TERM OBLIGATIONS (Note 11). . . . . . . . . . . . . . . . . .      650,000             -
                                                                          ------------  ------------

CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Notes 5, 6 and 8):
Preferred stock - $.04 par value, 500,000 shares authorized,
    no shares issued or outstanding. . . . . . . . . . . . . . . . . . .            -             -
Common stock - $.04 par value, 15,000,000 shares authorized,
    8,706,151 and 8,351,151 shares issued and outstanding, respectively.      348,246       334,046
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .   17,960,363    17,964,250
Common stock held in treasury 103,840 shares - at cost . . . . . . . . .     (193,430)            -
Retained earnings (accumulated deficit). . . . . . . . . . . . . . . . .   (5,403,470)   (1,015,299)
                                                                          ------------  ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .   12,711,709    17,282,997
                                                                          ------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $24,041,987   $24,726,819
                                                                          ============  ============



See  notes  to  consolidated  financial  statements.

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



                                                    1999          1998          1997

NET SALES (NOTE 10). . . . . . . . . . . . . .  $28,512,507   $27,908,364   $26,235,355

COST OF GOODS SOLD . . . . . . . . . . . . . .   15,528,314    14,870,453    14,059,508
                                                ------------  ------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . . .   12,984,193    13,037,911    12,175,847
                                                ------------  ------------  ------------

OPERATING EXPENSES:
Marketing. . . . . . . . . . . . . . . . . . .    8,941,036     7,454,619     8,761,731
Research, development and engineering (Note 8)    2,963,134     3,278,714     2,320,655
Administrative (Note 7). . . . . . . . . . . .    4,157,811     1,998,362     2,509,506
Severance pay (Note 11). . . . . . . . . . . .      810,000             -             -
                                                ------------  ------------  ------------
Total. . . . . . . . . . . . . . . . . . . . .   16,871,981    12,731,695    13,591,892
                                                ------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . .   (3,887,788)      306,216    (1,416,045)
                                                ------------  ------------  ------------


OTHER INCOME (EXPENSE):
Interest expense (Note 5 and 6). . . . . . . .     (432,477)     (797,376)   (1,048,391)
Interest income. . . . . . . . . . . . . . . .       82,094       111,884        39,001
Equity in loss of investments (Notes 1 and 3).     (150,000)     (120,000)     (324,000)
                                                ------------  ------------  ------------
Total. . . . . . . . . . . . . . . . . . . . .     (500,383)     (805,492)   (1,333,390)
                                                ------------  ------------  ------------

LOSS BEFORE INCOME TAXES
    AND EXTRAORDINARY GAIN . . . . . . . . . .   (4,388,171)     (499,276)   (2,749,435)

INCOME TAX PROVISION (NOTES 1 AND 4) . . . . .            -             -             -
                                                ------------  ------------  ------------

LOSS BEFORE EXTRAORDINARY GAIN . . . . . . . .   (4,388,171)     (499,276)   (2,749,435)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
    OF DEBT (NOTE 5) . . . . . . . . . . . . .            -             -       569,946

NET LOSS . . . . . . . . . . . . . . . . . . .  $(4,388,171)  $  (499,276)  $(2,179,489)
                                                ============  ============  ============

LOSS PER COMMON SHARE-
BASIC AND DILUTED: (NOTE 1)
Before extraordinary gain. . . . . . . . . . .  $      (.51)  $      (.06)  $      (.38)
Extraordinary gain . . . . . . . . . . . . . .            -             -           .08
                                                ------------  ------------  ------------

NET LOSS PER COMMON SHARE. . . . . . . . . . .  $      (.51)  $      (.06)  $      (.30)
                                                ============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (NOTE 8):
Basic. . . . . . . . . . . . . . . . . . . . .    8,581,863     8,309,240     7,267,184
Diluted. . . . . . . . . . . . . . . . . . . .    8,581,863     8,309,240     7,267,184
                                                ============  ============  ============



See  notes  to  consolidated  financial  statements.

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



                                                                      Additional    Common Stock
                                       Common Stock                   Paid-In       Treasury
                                       Shares         Amount          Capital       No. of Shares    Cost
BALANCE, JUNE 30, 1996. . . . . . . .     7,128,272   $     285,131   $11,995,118
Net loss. . . . . . . . . . . . . . .
Foreign currency translation
    adjustments . . . . . . . . . . .
Comprehensive income/(loss) . . . . .
Common stock issued in connection
    with extinguishment of debt . . .       200,000           8,000       772,000
Exercise of options and warrants. . .       252,020          10,081       570,838
Convertible debentures converted
    to common stock, net of $61,872
    of unamortized issuance costs . .       216,173           8,647     1,047,075
Issuance of warrants for services . .                                      84,375

BALANCE, JUNE 30, 1997. . . . . . . .     7,796,465         311,859    14,469,406
Net loss. . . . . . . . . . . . . . .
Foreign currency translation
    adjustments . . . . . . . . . . .
Comprehensive income/(loss) . . . . .
Issuance of common stock. . . . . . .        20,425             817       119,183
Exercise of options and warrants. . .       126,500           5,060       271,371
Convertible debentures converted
    to common stock, net of $100,822
    of unamortized issuance costs . .       407,761          16,310     2,181,225
Commitment to issue common
    stock for patented technology . .                                     900,000
Issuance of warrants for services . .                                      23,065

BALANCE, JUNE 30, 1998. . . . . . . .     8,351,151         334,046    17,964,250
Net loss. . . . . . . . . . . . . . .
Comprehensive income/(loss) . . . . .
Issuance of common stock for
    patented technology . . . . . . .       350,000          14,000       (14,000)
Exercise of options and warrants. . .         5,000             200        10,113
Common stock repurchased. . . . . . .                                                      103,840   $    (193,430)

BALANCE, JUNE 30, 1999. . . . . . . .     8,706,151   $     348,246   $17,960,363          103,840   $    (193,430)

                                       Retained         Accumulated
                                       Earnings         Other         Total
                                       (Accumulated     Comprehensive Stockholders'
                                       Deficit)         Income/Loss   Equity
BALANCE, JUNE 30, 1996. . . . . . . .  $    1,663,466   $   (26,166)  $13,917,549
Net loss. . . . . . . . . . . . . . .      (2,179,489)                 (2,179,489)
Foreign currency translation
    adjustments . . . . . . . . . . .                       (11,941)      (11,941)
Comprehensive income/(loss) . . . . .                                  (2,191,430)
Common stock issued in connection
    with extinguishment of debt . . .                                     780,000
Exercise of options and warrants. . .                                     580,919
Convertible debentures converted
    to common stock, net of $61,872
    of unamortized issuance costs . .                                   1,055,722
Issuance of warrants for services . .                                      84,375

BALANCE, JUNE 30, 1997. . . . . . . .      (516,023)        (38,107)   14,227,135
Net loss. . . . . . . . . . . . . . .      (499,276)                     (499,276)
Foreign currency translation
    adjustments . . . . . . . . . . .                        38,107        38,107
Comprehensive income/(loss) . . . . .                                    (461,169)
Issuance of common stock. . . . . . .                                     120,000
Exercise of options and warrants. . .                                     276,431
Convertible debentures converted
    to common stock, net of $100,822
    of unamortized issuance costs . .                                   2,197,535
Commitment to issue common
    stock for patented technology . .                                     900,000
Issuance of warrants for services . .                                      23,065

BALANCE, JUNE 30, 1998. . . . . . . .     (1,015,299)                  17,282,997
Net loss. . . . . . . . . . . . . . .     (4,388,171)                  (4,388,171)
Comprehensive income/(loss) . . . . .                                  (4,388,171)
Issuance of common stock for
    patented technology . . . . . . .                                           -
Exercise of options and warrants. . .                                      10,313
Common stock repurchased. . . . . . .                                    (193,430)

BALANCE, JUNE 30, 1999. . . . . . . .  $   (5,403,470)               $ 12,711,709

See  notes  to  consolidated  financial  statements.

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



                                                                     1999          1998         1997
OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(4,388,171)  $ (499,276)  $(2,179,489)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
         Depreciation . . . . . . . . . . . . . . . . . . . . . . .      486,610      721,476       709,618
         Amortization . . . . . . . . . . . . . . . . . . . . . . .        7,002       21,440        74,749
         Interest and discount accrued on convertible debentures. .            -      462,034       451,438
         Provision for doubtful accounts. . . . . . . . . . . . . .      380,004       99,000       366,505
         Expense related to equity in loss of investments . . . . .      150,000      120,000       324,000
         Expense related to issuance of warrants for services . . .            -       23,065        84,375
         Expense related to commitment to issue common stock
             for patented technology. . . . . . . . . . . . . . . .            -      900,000             -
         Extraordinary gain on extinguishment of debt . . . . . . .            -            -      (569,946)
        Changes in assets and liabilities:
              Accounts receivable . . . . . . . . . . . . . . . . .      183,222      161,524     2,321,416
              Other receivables . . . . . . . . . . . . . . . . . .      239,870      (86,121)      117,783
              Inventories . . . . . . . . . . . . . . . . . . . . .     (461,786)      46,207        93,351
              Prepaid expenses. . . . . . . . . . . . . . . . . . .      146,007      (68,677)      (81,488)
              Accounts payable. . . . . . . . . . . . . . . . . . .      772,299     (768,284)     (509,017)
              Accrued liabilities . . . . . . . . . . . . . . . . .    2,950,520     (683,954)      287,876
Net cash provided by  operating activities. . . . . . . . . . . . .      465,577      448,434     1,491,171

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net . . . . . . . . . .     (515,017)    (287,205)     (134,785)
Purchase of license rights. . . . . . . . . . . . . . . . . . . . .            -       (1,080)      (40,815)
Advances to Immtech International, Inc. . . . . . . . . . . . . . .     (150,000)    (120,000)      (24,000)
Net cash used in investing activities . . . . . . . . . . . . . . .     (665,017)    (408,285)     (199,600)

FINANCING ACTIVITIES:
Proceeds from mortgage refinancing. . . . . . . . . . . . . . . . .    3,450,000            -             -
Repayment of mortgage . . . . . . . . . . . . . . . . . . . . . . .   (3,193,587)           -             -
Repurchase of company stock . . . . . . . . . . . . . . . . . . . .     (193,430)           -             -
Borrowings (payments) under line of credit facility . . . . . . . .            -            -    (2,300,000)
Proceeds from the issuance of convertible debentures. . . . . . . .            -            -     2,500,000
Principal payments on long-term debt. . . . . . . . . . . . . . . .      (92,776)    (147,441)     (217,619)
Convertible debenture issuance costs. . . . . . . . . . . . . . . .            -            -      (220,657)
Proceeds from issuance of common stock. . . . . . . . . . . . . . .       10,313      396,431       580,919
Net cash (used in) provided by financing activities . . . . . . . .      (19,480)     248,990       342,643

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . .     (218,920)     289,139     1,634,214

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR. . . . . . . . . . . .    2,729,998    2,440,859       806,645

CASH AND CASH EQUIVALENTS, END OF YEAR. . . . . . . . . . . . . . .  $ 2,511,078   $2,729,998   $ 2,440,859

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
     Income taxes (refunded) paid-net . . . . . . . . . . . . . . .  $     8,010   $    8,525   $   (87,626)
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .      437,401      335,342       456,880
Noncash investing and financing activities:
     Common stock issued in connection with extinguishment of debt.            -            -       780,000
     Common stock issued upon conversion of convertible debentures,
        net of $100,822 and $61,872 of unamortized issuance costs .            -    2,197,535     1,055,722
     Issuance of warrants for services. . . . . . . . . . . . . . .            -       23,065        84,375
     Commitment to issue common stock for patented technology . . .            -      900,000             -



See  notes  to  consolidated  financial  statements.

NOTES  TO  FINANCIAL  STATEMENTS

CRITICARE  SYSTEMS,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  1999,  1998  AND  1997



1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Criticare Systems, Inc. (the "Company") and its wholly owned subsidiaries: Criticare International GmbH Marketing Services ("Criticare International"), CSI Trading, Inc. ("CSI Trading"), Criticare Service GmbH, Criticare Biomedical, Inc. ("Criticare Biomedical"), Sleep Care, Inc. ("Sleep Care"), Criticare (FSC), Inc. and CSI International Corp. (DISC). Criticare International was liquidated during fiscal 1998. CSI Trading was incorporated in November 1996 to assist with European marketing activities. All significant intercompany accounts and transactions have been eliminated.

     CASH EQUIVALENTS - The Company considers all investments with purchased maturities of less than three months to be cash equivalents.

     INVENTORIES - Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

     INVESTMENTS  -  The  Company  accounts  for  its  investment  in  Intercare
Technologies, Inc. ("Intercare") on the cost method and accounts for its investment in Immtech International, Inc. ("Immtech") and Blatz House Offices Limited Partnership (the "Blatz Partnership") on the equity method (see Note 3).

     PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment is recorded at cost. Each member of the Company's sales force is provided with demonstration monitors to assist them in their sales efforts. Also, the Company has loaner monitors which are used to temporarily replace a customer's unit when it is being repaired or upgraded. Depreciation is provided over the estimated useful lives of the assets. The building is being depreciated over 40 years, and the remaining assets are being depreciated over three to seven years, using primarily the straight-line method.

     LICENSE RIGHTS AND PATENTS - License rights and patents are amortized over the estimated useful lives of the related agreements using primarily the straight-line method. Approximately $7,000, $7,000, and $9,000 of amortization was charged to operations in 1999, 1998 and 1997, respectively. Accumulated amortization approximated $85,000 and $78,000 at June 30, 1999 and 1998, respectively.

     CONVERTIBLE DEBENTURE ISSUANCE COSTS - Convertible debenture issuance costs were amortized over the two-year term of the debentures. Approximately $15,000 and $46,000 of amortization was charged to operations in 1998 and 1997. The prorata amount of unamortized debenture issuance costs were charged to additional paid-in-capital upon conversion of the debentures to common stock. Unamortized debenture issuance costs charged to additional paid-in capital amounted to $100,822 and $61,872 during 1998 and 1997. (See Note 6.)

     GOODWILL - Goodwill relating to the excess of the cost over the fair value of the net assets of an acquired subsidiary was amortized on the straight-line method over approximately five years. Approximately $20,000 of amortization was charged to operations in 1997. The goodwill was fully amortized as of June 30, 1997.

     REVENUE RECOGNITION - Revenues and the costs of products sold are recognized as the related products are shipped or installed, if there are significant installation costs.

     PRODUCT WARRANTIES - Estimated costs for product warranties are accrued for and charged to operations as the related products are shipped.

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are charged to operations as incurred. Such expenses approximated $2,798,000, $3,156,000, and $2,175,000 in 1999, 1998 and 1997, respectively. The 1998 amount includes $900,000 related to certain acquired patented technology which was charged to operations as in-process research and development costs at the time of the acquisition. (See Note 8.)

     INCOME TAXES - The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

     FOREIGN CURRENCY TRANSLATION - The effects of unrealized exchange rate fluctuations from translating foreign currency assets and liabilities into United States dollars are accumulated as cumulative translation adjustments in stockholders' equity.

     NET INCOME (LOSS) PER COMMON SHARE - Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods.

     FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments under Statement of Financial Account Standards ("SFAS") No. 107 "Disclosure About Fair Value of Financial Instruments," includes cash, accounts receivable, accounts payable, borrowings under line of credit facility and long-term debt. The Company believes that the carrying amounts of these accounts are a reasonable estimate of their fair value because of the short-term nature of such instruments or, in the case of long-term debt because of interest rates available to the Company for similar obligations.

     COMPREHENSIVE INCOME - In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Stockholders' Equity. The adoption of SFAS 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

     APPROVED ACCOUNTING STANDARDS - In 1998, the FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is required to be adopted in fiscal 2001. The Company is currently in the process of evaluating the impact of adopting SFAS No. 133.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.     INVENTORIES


     Inventories  consist  of  the  following  as  of  June  30:



                      1999        1998
Component parts .  $3,790,728  $2,647,231
Work in process .   1,261,709   1,409,187
Finished units. .   3,458,538   3,626,053
Total inventories  $8,510,975  $7,682,471



3.     INVESTMENTS

     INTERCARE TECHNOLOGIES, INC. - During 1992, the Company's subsidiary, Sleep Care, transferred certain assets to Intercare Technologies, Inc. ("Intercare") in exchange for 75,000 shares of convertible preferred stock of Intercare with an estimated fair value of $300,000, at that time. In connection with the transfer, Sleep Care licensed to Intercare the rights to certain intellectual property and technology, primarily license rights and patents, related to products previously marketed by Sleep Care. In exchange for the license rights, the Company is to receive royalties of 5% of the gross revenues from sales of products licensed under the agreement. No royalty income was recognized during 1999, 1998 and 1997 and no royalty income is expected in future years. The assets retained by Sleep Care were fully amortized as of June 30, 1996. Amortization of the intellectual property approximated $8,000 in 1996. During the year ended June 30, 1997, management of the Company concluded the investment in Intercare was impaired and the carrying value of the investment was reduced from $300,000 to zero.

     IMMTECH INTERNATIONAL, INC. - The Company owns comon stock of Immtech International, Inc. ("Immtech"). Immtech is a biopharmaceutical company focusing on the discovery and commercialization of therapeutics for treatment of patients afflicted with opportunistic infectious diseases, cancer, or comprised immune systems. Immtech has two independent programs for developing drugs: one based on a technology for the design of a class of pharmaceutical compounds referred to as dications. The second is based on developing a series of biological proteins that work in conjunction with the immune system. Immtech has no products currently for sale, and none are expected to be commercially available for several years. Immtech has a March 31 fiscal year end.

     The following is a summary of the Company's investment in and advances to Immtech as of June 30, 1999 and 1998:



                                       1999          1998
Investment in Immtech . . . . . .  $ 2,736,000   $ 2,586,000
Advances to Immtech . . . . . . .      863,940       863,940
Total . . . . . . . . . . . . . .    3,599,940     3,449,940
Less investment losses recognized   (3,599,940)   (3,449,940)
Net investment. . . . . . . . . .  $         0   $         0

     During July 1998, the Company purchased certain intangible assets and an additional 172,414 shares of Immtech stock for $150,000. These intangibles and shares of stock were subsequently sold to a related party as part of a severance agreement for $150,000 (see note 11).

     The Company has recognized investment losses related to the investment in Immtech of $150,000, $120,000 and $24,000 in 1999, 1998 and 1997, respectively.
As of June 30, 1999, the Company owned approximately 20% of Immtech's issued and outstanding common stock.

     During April 1999, Immtech completed an Initial Public Offering ("IPO") of its stock. As part of this IPO, the Company was required to sign a lock-up agreement by which it was agreed that no shares owned by the Company could be sold in the public market until the Immtech stock traded at $20 (200% of its initial IPO) price ($10) for 20 consecutive trading days and one year has passed from the date of the IPO. The lock-up agreement expires in April 2004. At June 30, 1999, the lock-up provisions were still in force. Unrestricted Immtech shares were trading at $17.50 on June 30, 1999.

     Subsequent to June 30, 1999, the Company sold a portion of its Immtech stock in a Private Placement. The proceeds from this sale were $1,760,000.

     The following is summarized financial information for Immtech at June 30, 1999 and 1998 and for the twelve months then ended.

                                                   1999          1998

Current assets. . . . . . . . . . . . . . . .  $ 8,541,000   $    84,000
Noncurrent assets . . . . . . . . . . . . . .       68,000       111,000
Current liabilities . . . . . . . . . . . . .      253,000     4,097,000
Noncurrent liabilities. . . . . . . . . . . .            -             -
Redeemable preferred stock. . . . . . . . . .            -     5,548,000
Common stockholders' equity (deficit) . . . .    8,356,000    (9,450,000)
Revenues. . . . . . . . . . . . . . . . . . .      136,000       156,000
Net loss. . . . . . . . . . . . . . . . . . .   (8,341,000)   (1,152,000)
Net loss attributable to common stockholders.   (4,657,000)   (1,666,000)

     BLATZ PARTNERSHIP - The Company was the sole limited partner in a real estate limited partnership which owns the Blatz Phase II Commercial Office Buildings located in Milwaukee, Wisconsin. Under terms of the Partnership Agreement (the "Agreement"), profits and losses (other than those resulting from a sale or refinancing of the Project) were allocated 40% to the general partners and 60% to the Company. This investment was sold during 1999, resulting in no material gain or loss.

4.     INCOME  TAXES

     The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax asset will not be realized. A valuation allowance is used to offset the related net deferred income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credit carryforwards.

     Significant components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:



                                                JUNE 30,    JUNE 30,    JULY 1,
                                                  1999        1998        1997
Deferred income tax assets:
     Accounts receivable and sales allowances  $  170,000  $  156,000  $  237,000
     Inventory allowances . . . . . . . . . .     254,000     110,000     207,000
     Product warranties . . . . . . . . . . .     127,000     128,000     144,000
     Other accrued liabilities. . . . . . . .     243,000      86,000      98,000
     Severance pay accrual. . . . . . . . . .     279,000           -           -
     Lawsuit settlement . . . . . . . . . . .     626,000           -           -
     Federal net operating loss carryforwards   2,244,000   1,870,000   1,717,000
     State net operating loss carryforwards .     325,000     270,000     255,000
     Federal tax credit carryforwards . . . .     152,000     152,000     198,000
     Investment losses not deducted . . . . .   1,481,000   1,481,000   1,434,000
     Total deferred income tax assets . . . .   5,901,000   4,253,000   4,290,000






                                                                 JUNE 30,      JUNE 30,      JULY 1,
                                                                   1999          1998          1997
Deferred income tax liabilities:
     Excess of tax over book depreciation and amortization. .     (619,000)     (596,000)   (1,007,000)
     Prepaid expenses . . . . . . . . . . . . . . . . . . . .       (7,000)       (3,000)       (6,000)
     Total deferred income tax liabilities. . . . . . . . . .     (626,000)     (599,000)   (1,013,000)

     Valuation allowance. . . . . . . . . . . . . . . . . . .   (5,275,000)   (3,654,000)   (3,277,000)

     Net deferred income taxes recognized in the consolidated
          balance sheets. . . . . . . . . . . . . . . . . . .  $         0   $         0   $         0

     At June 30, 1999, the Company had Federal net operating loss carryforwards of approximately $6,600,000 which expire in 2008 through 2019. At June 30, 1999, the Company had available for federal income tax purposes approximately $41,000 of alternative minimum tax credit carryforwards which carry forward indefinitely and approximately $111,000 tax credit carryforwards which expire in the years 2007 through 2009. The Company also has approximately $6,500,000 of state net operating loss carryforwards, which expire in 2002 through 2019, available to offset certain future state taxable income.

     The  income  tax  provision  consists  of  the  following:



                                 1999   1998   1997
Current
     Federal. . . . . . . . . .  $   0  $   0  $   0
     State. . . . . . . . . . .      0      0      0
     Total income tax provision  $   0  $   0  $   0



     A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:



                                                1999     1998     1997

     Federal statutory income tax rate. . . .  (34.0)%  (34.0)%  (34.0)%
     Losses for which no benefit was provided    29.3     30.9     29.1
     Non-deductible losses of subsidiaries. .     3.2        -      4.0
     Other-net. . . . . . . . . . . . . . . .     1.5      3.1       .9
     Effective income tax rate. . . . . . . .       0%       0%       0%





5.     LINE  OF  CREDIT  FACILITY  AND  LONG-TERM  DEBT



                                                                                   1999        1998
Long-term debt consists of the following:

     Mortgage note, 7.5% due in monthly installments of $27,793 with a final payment of $3,048,253 due in April 1, 2004,
          collateralized by real estate with a carrying value of approximately
          $3,934,000 at June 30, 1999. . . . . . . . . . . . . . . . . . . . .  $3,438,249           -
     Mortage note, 9.625% due in monthly installments of $34,983 with a final payment of $2,688,336 due in December 2002,
         collateralized by real estate (refinanced in 1999). . . . . . . . . .  $3,274,612
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,438,249  $3,274,612
     Less current maturities . . . . . . . . . . . . . . . . . . . . . . . . .      73,893     109,354
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,364,356  $3,165,258

     Aggregate annual principal payments required under terms of the long-term debt agreements are as follows:



Years Ending June 30,  Principal Payments
2000. . . . . . . . .  $            73,893
2001. . . . . . . . .               79,430
2002. . . . . . . . .               86,764
2003. . . . . . . . .               93,596
2004. . . . . . . . .            3,104,566
Total . . . . . . . .  $         3,438,249




     In March 1999, the Company refinanced its mortgage note on the Company's office and manufacturing facility. The Company incurred a prepayment penalty of approximately $120,000 which was recorded as interest expense.

     At June 30, 1999, the Company had a $4,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line are payable on demand with interest payable monthly at the bank's reference rate, plus .25% (8.0% as of June 30, 1999). As of June 30, 1999, there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants which require minimum levels of tangible net worth and income levels. The Company was not in compliance with these covenants at June 30, 1999. This non-compliance was waived by the lending institution, and the line of credit facility was extended until November 2001.

     In March 1997, the Company satisfied a $1,240,000 promissory note plus interest accrued on the note of approximately $110,000 in exchange for 200,000 shares of newly issued common stock. Under the provisions of the agreement, the shares must be held for one full year prior to resale. In conjunction with this transaction, the Company recorded an extraordinary gain on the extinguishment of debt of $569,946 for the outstanding indebtedness under the promissory note in excess of the estimated fair market value of the restricted stock.


6.     CONVERTIBLE  DEBENTURES

     In February 1997, the Company issued $2,500,000 of convertible debentures. The debentures had a two year term to maturity with a stated annual interest rate of 8%, payable in shares of common stock at the conversion date or maturity date. The holders of the debentures had the option to convert up to $1,250,000 of the debentures and accrued interest to common stock of the Company sixty-one
(61) days after the February 1997 closing date at a conversion price equal to a 20% discount from the average closing bid price of the Company's common stock for the five days preceding the conversion date. Debentures aggregating $550,000 were converted under the 20% discount conversion feature. The remaining debentures and accrued interest were converted to common stock of the Company at a conversion price equal to a 25% discount from the average closing bid price of the Company's common stock for the five days preceding the conversion date. For the years ended June 30, 1998 and 1997, $1,650,000 and $850,000 of debentures were converted to 407,761 and 216,173 shares of common stock with a fair market value of $2,298,357 and $1,117,594 as of the conversion dates.

     Proceeds from the issuance of the debentures were recorded as a liability at the issuance date. The conversion discount was amortized and reported as additional interest expense over the life of the debentures. Additional interest expense wasrecognized for any unamortized discount as of the conversion date. The debentures were included in the accompanying June 30, 1997 consolidated balance sheet at the issuance price, plus any accrued interest and amortized discount.


7.     CONTINGENCIES

     From time to time, various lawsuits arise out of the normal course of business. These proceedings are handled by outside counsel. Currently management is not aware of any claim or action pending against the Company that would have a material adverse effect on the Company's financial position or results of operations.

     The Company has received two grants from the State of Wisconsin for research and development of certain products. The grants are to be repaid only upon successful completion and marketing of the related product. Repayment of these grants is to be made on a sales by unit basis. Repayments approximated
$182,000 and $14,000 in 1999 and 1997, respectively. One grant was repaid in full during 1999. The repayments are charged to expense as the related products are sold. Since the second grant did not result in the successful completion and marketing of a product, the Company does not have to repay the grant. The Company has been awarded a third grant from the State of Wisconsin for an amount up to $100,000 which requires repayment of the grant amount plus interest at 8%, plus payment of a royalty in the amount of 1% of net sales of the related product for a five-year period, as defined. No funds have been received under this grant at June 30, 1999.

     As of June 30, 1999, the Company accrued a liability of $1,600,000 related to certain legal proceedings with a former dealer. In July 1999, the Company agreed to a $1,600,000 settlement with the dealer. The Company agreed to make a cash payment to the dealer, transfer a portion of the shares the Company holds in Immtech, issue the dealer 150,000 shares of the Company's common stock, and transfer certain inventory related to telemetry products no longer sold by the Company. The settlement agreement requires that a broker chosen by the Company sell the Immtech and Company common stock on behalf of the dealer.


8.     STOCKHOLDERS'  EQUITY

     STOCK OPTIONS - In December 1992, the Board of Directors approved a new Employee Stock Option Plan and Non-Employee Stock Option Plan. No new stock options can be granted under the Employee Stock Option Plan and Non-Employee Stock Option Plan which existed prior to the approval of the new plans. The Board of Directors has authorized in connection with these new plans the issuance of 1,720,000 reserved shares of common stock of which 220,750 reserved shares of common stock remain available for future issuance under the stock option plans at June 30, 1999. The Board of Directors increased the number of reserved shares for issuance under the Plans from 1,220,000 to 1,720,000 during 1999. The activity during 1997, 1998 and 1999 for the above plans are summarized as follows:


                              Number of   Stock Options  Weighted Avg.
                                Shares     Price Range   Exercise Price
Outstanding at July 1, 1996.  1,069,420       1.88-8.50            2.45
     Granted . . . . . . . .    250,500       2.50-5.25            2.64
     Cancelled . . . . . . .   (113,500)      2.00-8.50            3.38
     Exercised . . . . . . .   (162,020)      2.00-2.63            2.47
Outstanding at June 30, 1997  1,044,400       1.88-5.25            2.40
     Granted . . . . . . . .     60,000       3.00-3.25            3.13
     Cancelled . . . . . . .   (179,200)      2.00-5.25            2.38
     Exercised . . . . . . .    (85,500)      2.00-2.75            2.27
Outstanding at June 30, 1998    839,700       1.88-3.63            2.50
     Granted . . . . . . . .    993,700       1.50-1.88            1.74
     Cancelled . . . . . . .   (636,800)      1.69-3.00            2.06
     Exercised . . . . . . .     (5,000)           2.06            2.06
Outstanding at June 30, 1999  1,191,600       1.50-3.00            1.83
Exercisable at June 30, 1999    560,600       1.50-3.00            2.02



     The following table summarizes information about stock options outstanding as of June 30, 1999:


                                        OPTIONS OUTSTANDING                         Options Exercisable
                                        Weighted Average
                            Shares          Remaining        Weighted           Shares
Range of                  Outstanding      Contractual   Average Exercise    Exercisable     Weighted Average
Exercise Prices        at June 30, 1999     Life-Years        Price        at June 30, 1999   Exercise Price
1.50-1.875                        980,700          3.52  $       1.74              210,400           1.90
2.00-3.00                         210,900          1.15          2.28              350,200           2.21
1.50-3.00                       1,191,600          3.10          1.90              560,600           2.02

     Outstanding options have fixed terms and are exercisable over a period determined by the Compensation Committee of the Company's Board of Directors but no longer than five years after the date of grant. A substantial portion of the options issued are contingent on future services or future events.

     At June 30, 1999, 1,038,350 shares of common stock were reserved under the above plans.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the options granted during the years ended June 30, 1998,1997, and 1996, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:



                                                       YEARS ENDED JUNE 30,
                                                 1999              1998         1997
Net loss-as reported . . . . . . . . .      $   (4,388,171)     $(499,276)  $(2,179,489)
Net loss-pro forma . . . . . . . . . .      $   (4,538,172)     $(779,276)  $(2,325,795)
Net loss per common share-as reported.      $         (.51)     $    (.06)  $      (.30)
Net loss per common share-pro forma. .      $         (.53)     $    (.09)  $      (.32)
Assumptions used:
     Expected volatility . . . . . . .                     15%         14%           58%
     Risk-free interest rate . . . . .                      5%          5%            6%
     Expected option life (in years) .                      3           3             3

     The fair value of stock options used to compute pro forma net loss and net loss per common share is the estimated present value at the grant date using the Black-Scholes option-pricing model.

     In March 1999, the Company granted 120,000 stock options to a non-employee at a price of $2.50 per share. The options vest if certain performance parameters are achieved by May 2000. No such parameters were achieved by June 30, 1999.

     STOCK WARRANTS - In September 1995, the Company executed a warrant agreement with a consultant. The warrant agreement provided for the issuance of warrants to purchase up to 150,000 shares of the common stock of the Company, exercisable at a price of $2.00 per share. The warrant was exercisable as to 37,500 shares upon execution of the agreement and the warrants to purchase the remaining 112,500 shares were to become exercisable if certain performance parameters were achieved by September 1996. Such parameters were not met as of such date. In January 1997, the agreement was extended and the parameters were changed. During the year ended June 30, 1997, the Company recognized $84,375 of expense related to the value of the services performed by the consultant under the extended agreement. By June 30, 1997, warrants to purchase the remaining 112,500 shares of common stock at a price of $2.00 per share became exercisable. The warrant holder exercised rights and purchased 41,000 and 90,000 shares of common stock at $2.00 per share during the years ended June 30, 1998 and 1997. Warrants to purchase 15,000 shares of common stock at $2.00 per share were exercisable as of June 30, 1999. Such warrants expire in September 2000.

     In February 1998, the Company executed a similar warrant agreement with the consultant. The warrant agreement provides for the issuance of warrants to purchase up to 150,000 shares of common stock at a price of $3.00 per share. The warrant is exercisable as to 30,000 shares upon execution of the agreement and the warrants to purchase the remaining 120,000 shares will be exercisable if certain performance parameters are achieved by February 1999. No such parameters were achieved. During the year ended June 30, 1998, the Company recognized $23,065 of expense related to the value of the services performed under the agreement. As of June 30, 1999, 30,000 warrants were exercisable. Such warrants expire in February 2003.

     COMMITMENT TO ISSUE SHARES OF COMMON STOCK - In April 1998, the Company agreed to and accepted the patent rights assigned to them by a third party with respect to certain technology related to the transmission of clinical data. In consideration for the patent, the Company has agreed to provide the third party with 400,000 shares of common stock payable over a four-year time period with additional consideration of up to 112,000 shares contingent upon the achievement of certain sales levels. The Company recorded a charge to operations of $900,000 in fiscal 1998 with respect to the value of the in-process technology which was expensed as research and development costs. During 1999, the Company renegotiated the agreement and issued the third party 350,000 shares instead of the 400,000 shares payable over four years and the 112,000 contingent shares. The 400,000 shares to have been issued were considered to be outstanding shares for purposes of computing basic and diluted income (loss) per common share from April 1998 until the 350,000 shares were issued in November 1998.

     PREFERRED STOCK - The Company's Board of Directors has the authority to determine the relative rights and preferences of any series it may establish with respect to the 500,000 shares of $.04 par value authorized preferred shares. No preferred stock is issued or outstanding.

     On March 27, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company. The dividend was made on April 24, 1997 to the stockholders of record on that date to purchase Preferred Stock ("Preferred") upon the occurrence of certain events. The Rights will be exercisable the tenth business day after a person or group acquires 20% of the Company's common stock, or makes an offer to acquire 30% or more of the Company's common stock. When exercisable, each right entitles the holder to purchase for $25, subject to adjustment, one-hundredth of a share of Preferred for each share of common stock owned. Each share of Preferred will be entitled to a minimum preferential quarterly dividend of $25 per share, but not less than an aggregate dividend of 100 times the common stock dividend. Each share will have 100 votes, voting together with the common stock. In the event of any merger, each share of Preferred will be entitled to receive 100 times the amount received per share of common stock. The Rights expire on April 1, 2007.


9.     EMPLOYEE  BENEFIT  PLAN
     The Company has a 401(k) plan which covers substantially all employees. Company contributions to the plan are discretionary and determined annually by the Company's Board of Directors. The Company's contributions were approximately $84,000, $77,000, and $81,000 in 1999, 1998 and 1997, respectively.

10.     BUSINESS  AND  CREDIT  CONCENTRATIONS
     The Company operates in one business segment-the manufacturing of medical monitoring and telemetry equipment. The Company's customers include hospitals and alternative health care sites throughout the world. Although the Company's products are sold primarily to health care providers, concentrations of credit risk with respect to trade accounts receivable are limited due to the Company's large number of customers and their geographic dispersion. During 1999, a customer, who has entered into an OEM agreement with the Company, purchased approximately $4,360,000 of the Company's products. This represents approximately 15% of the Company's total sales. The Company currently coordinates substantially all international sales and distribution activities. Such activities were previously provided by the Company with the assistance of Criticare International. Identifiable assets located outside of the United States are insignificant in relation to the Company's total assets. Net export sales by geographic area are as follows:



                                         1999         1998         1997
Europe and Middle East . . . . . . .  $ 4,635,000  $ 5,464,000  $ 5,606,000
Pacific Rim. . . . . . . . . . . . .    2,243,000    3,895,000    3,784,000
Canada and Central and South America    3,634,000    3,414,000    3,867,000
Net export sales . . . . . . . . . .  $10,512,000  $12,773,000  $13,257,000


11.     SEVERANCE  PAY
     During November 1999, the two co-founders of the Company resigned from their positions. The Company has provided each of these individuals with a severance agreement which includes a portion of their salary and fringe benefits for a period which approximates three years and recorded a charge of $810,000 for their severance in the year ended June 30, 1999.

INDEPENDENT  AUDITORS'  REPORT

To  the  Stockholders  and  Directors  of  Criticare  Systems,  Inc.:

We have audited the accompanying consolidated balance sheets of Criticare Systems, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Criticare Systems, Inc. and subsidiaries at June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

/s/  Deloitte  &  Touche  LLP
Milwaukee,  Wisconsin
July  28,  1999

QUARTERLY  RESULTS

The following table contains quarterly information, which includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation. The Company recorded a charge of approximately $1,800,000 for settlement costs related to a lawsuit that was substantially resolved in the quarter ended June 30, 1999 and a charge of $900,000 for the purchase of patented technology in the quarter ended June 30, 1998. These items were unusual, nonrecurring adjustments.


                                                                   Quarters Ended
                          Sept. 30,     Dec. 31,   March 31,    June 30,    Sept. 30,    Dec. 31,    March 31,    June 30,
                            1997          1997        1998        1998        1998         1998        1999         1999
                                                         (in thousands, except per share data)
Net sales . . . . . .  $         7,544  $   7,138  $    6,279  $   6,947   $    6,724   $   7,290   $    7,276   $   7,223
Gross profit. . . . .            3,506      3,273       2,919      3,340        3,259       3,562        3,379       2,784
Income (loss) from
  operations. . . . .              586        422          70       (772)        (214)       (880)        (486)     (2,308)
Net income (loss) . .              172        132          19       (822)        (420)       (947)        (681)     (2,340)
Net income (loss)
   per common
   share-Basic. . . .              .02        .02         .00       (.10)        (.05)       (.11)        (.08)       (.27)
            -Diluted.              .02        .02         .00       (.10)        (.05)       (.11)        (.08)       (.27)

The Company typically receives a substantial volume of its quarterly sales orders at or near the end of each quarter. In anticipation of meeting this expected demand, the Company usually builds a significant inventory of finished products throughout each quarter. If the expected volume of sales orders is not received during the quarter, or is received too late to allow the Company to ship the products ordered during the quarter, the Company's quarterly results and stock of finished inventory can be significantly affected.


Item  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
-------      -------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
---------------------

     The Company has not changed accountants during the 24 months prior to June 30, 1999. During that period, there were no disagreements with the accountants regarding accounting and financial disclosure.

                                    PART III
                                    --------

Item  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------      --------------------------------------------------------

     Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Nominees for Election as Director," "Other Directors," " Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Criticare Proxy Statement") which will be filed on or before October 28, 1999.

Item  11.     EXECUTIVE  COMPENSATION.
--------      -----------------------

     Incorporated  herein  by  reference  to  the  discussion  under  "Executive
Compensation"  in  the  Criticare  Proxy  Statement.

Item  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------      -----------------------------------------------------------------

     Incorporated herein by reference to the discussion under "Security Ownership" in the Criticare Proxy Statement.

Item  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------      --------------------------------------------------

     Incorporated  herein  by  reference  to  the  discussion  under  "Certain
Transactions"  in  the  Criticare  Proxy  Statement.

                                     PART IV
                                     -------

Item  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------      -----------------------------------------------------------------

(a)     The  following  documents  are  filed  as  part  of  this  report:

     1.     Financial  Statements.  The  following  consolidated  financial
            ---------------------
statements  of  the  Company  are  included  in  Item  8  of  this  report.

          Consolidated  Balance  Sheets  -  as  of  June  30,  1999  and  1998.

          Consolidated Statements of Operations - for the years ended June 30, 1999, 1998 and 1997.

          Consolidated Statements of Stockholders' Equity - for the years ended June 30, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows - for the years ended June 30, 1999, 1998 and 1997.

          Notes  to  consolidated  financial  statements.

     2.     Financial  Statement  Schedules:
            -------------------------------

          Independent  Auditors'  Report.

          Financial Statement Schedule for the years ending June 30, 1999, 1998 and 1997:

              Schedule
              Number     Description                        Page
              ------     -----------                        ----

              VIII       Valuation  and  Qualifying          21
                         Accounts  and  Reserves

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is shown in the financial statements or notes thereto, and therefore have been omitted.

     3.     Exhibits:
            --------

          3.1 Restated Certificate of Incorporation of the Company (incorporated by reference to the Registration Statement on Form S-1, Registration No. 33-13050).

          3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          10.1 Blatz House Offices Limited Partnership Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1987).

          10.2 Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on April 18, 1997).

          10.3 Assignment of Rights to Patent Applications, Patents and/or Inventions, effective November 3, 1998, between the Company and TeleMed Technologies International, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

          10.4 Registration Agreement, dated as of November 3, 1998, between the Company and TeleMed Technologies International, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

          10.5*     1999  Employee  Stock  Purchase  Plan.

          10.6*     1992  Employee  Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-60644).

          10.7*     1992  Nonemployee  Stock  Option  Plan  (incorporated  by
reference to the Company's Registration Statement on Form S-8, Registration No. 33-60214).

          10.8*     1987  Employee  Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8, Registration No. 33-33497).

          10.9*     1987  Nonemployee  Stock  Option  Plan  (incorporated  by
reference to the Company's Registration Statement on Form S-8, Registration No. 33-40038).

          10.10*     Form  of Executive Officer and Director Indemnity Agreement
(incorporated by reference to the Company's Registration Statement on Form S-1, Registration No. 33-13050).

          10.11*     Employment  Agreement  of  Gerhard  J.  Von  der  Ruhr
(incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          10.12*     Employment  Agreement  of  N.C. Joseph Lai (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          10.13*     Amendment  to  Employment  Agreement  of Gerhard J. Von der
Ruhr (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997).

          10.14*     Amendment  to  Employment  Agreement  of  N.C.  Joseph  Lai
(incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1997).

          10.15*     Severance  Agreement,  dated  as  of  November 16, 1998, of
Gerhard J. Von der Ruhr (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

          10.16*     Severance Agreement, dated as of November 16, 1998, of N.C.
Joseph Lai (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

          10.17*     Employment  Agreement  of  Emil  H.  Soika.

          10.18*     Employment  Agreement  of  Joseph  M.  Siekierski.

          10.19*     Employment  Agreement  of  Stephen  D.  Okland.

          10.20*     Employment  Agreement  of  Drew  M.  Diaz.

          10.21*     Employment  Agreement  of  Gloria  Najera.

          10.22*     Amendment  to  Employment  Agreement  of  Gloria  Najera.

          21     Subsidiaries.

          23     Independent  Auditors'  Consent.

          24     Power  of  Attorney (incorporated by reference to the signature page  hereof).

          27     Financial  Data  Schedule.

__________________
*  Management  contract  or  compensatory  plan  or  arrangement.

(b)     Reports  on  Form  8-K.

     The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

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

                                            CRITICARE  SYSTEMS,  INC.

                                            By  /s/  Emil  H.  Soika
                                                --------------------
                                                Emil  H.  Soika,  President
                                                and  Chief  Executive  Officer

                                                Date:  September  28,  1999


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emil H. Soika and Joseph M. Siekierski, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                                    Title                         Date
----------------------------  ------------------------------------  ------------------

/s/ Emil H. Soika             President, Chief Executive Officer    September 28, 1999
----------------------------  and Director (Principal Executive
Emil H. Soika                 Officer)

/s/ Joseph M. Siekierski      Vice President-Finance and Secretary  September 28, 1999
----------------------------  (Principal Financial and Accounting
Joseph M. Siekierski          Officer)


/s/ Karsten Houm              Chairman of the Board and Director    September 28, 1999
----------------------------
Karsten Houm

/s/ Milton Datsopoulos        Director                              September 28, 1999
----------------------------
Milton Datsopoulos

/s/ Gerhard J. Von der Ruhr   Director                              September 28, 1999
----------------------------
Gerhard J. Von der Ruhr

/s/ N.C. Joseph Lai           Director                              September 28, 1999
----------------------------
N.C. Joseph Lai

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Stockholders of Criticare Systems, Inc.:

We have audited the consolidated financial statements of Criticare Systems, Inc. and subsidiaries as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated July 28, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Criticare Systems, Inc. listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/  Deloitte  &  Touche  LLP
Milwaukee,  Wisconsin
July  28,  1999

                                  SCHEDULE VIII

                             CRITICARE SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997




Column A
-------------------------------  Column B     Column C     Column D     Column E
                                 -----------  -----------  -----------  ---------

                                 Balance at   Charged to                Balance at
                                 Beginning    Costs and                 End of
Description                      of Period    Expenses     Deductions   Period
-------------------------------  -----------  -----------  -----------  ---------
YEAR ENDED JUNE 30, 1997

Allowance for doubtful accounts  $   295,000  $   366,505  $   194,505  $ 467,000

Reserve for sales returns and
    allowances . . . . . . . . . $   504,000  $ 1,283,931  $ 1,647,931  $ 140,000

YEAR ENDED JUNE 30, 1998:

Allowance for doubtful accounts  $   467,000  $    99,000  $   266,000  $ 300,000

Reserve for sales returns and
    allowances . . . . . . . . . $   140,000  $ 1,357,917  $ 1,397,917  $ 100,000

YEAR ENDED JUNE 30, 1999:

Allowance for doubtful accounts  $   300,000  $   380,004  $   305,004  $ 375,000

Reserve for sales returns and
    allowances. . . . . . . . .  $   100,000  $   760,194  $   800,194  $  60,000