Form 10-K/A
period 1999-06-30
CRITICARE SYSTEMS INC /DE/
filed 1999-11-03
CIK 812121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                   FORM 10-K/A

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

                             Criticare Systems, Inc.
                -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                        39-1501563
-------------------------                      -----------------------------
(State  or  Other  Jurisdiction  of         (I.R.S. Employer Identification No.)
Incorporation  or  Organization)

20925 Crossroads Circle, Waukesha, Wisconsin               53186
--------------------------------------------               -----
  (Address of Principal Executive Offices)              (Zip Code)

        Registrant's telephone number, including area code:  414-798-8282
                                                             ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name  of  Each  Exchange  on
     Title  of  Each  Class                             Which  Registered
     ----------------------                         --------------------------
                NA                                               NA
          -------------                                     -------------
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

DOCUMENTS  INCORPORATED  BY  REFERENCE

     None.

                           [COVER PAGE 2 OF 2 PAGES.]

          Criticare Systems, Inc. (the "Company") did not receive the independent auditors' report reflected in Item 8, the independent auditors' report referenced in Item 14 with respect to Schedule VIII and the independent auditors' consent reflected in Exhibit 21 of the Company's Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the Securities and Exchange Commission on September 28, 1999 (the "Annual Report"). The Company is also amending Part III of the Annual Report to include the information required by the items of Part III. Accordingly, Items 6, 7 and 8 of Part II, Items 10, 11, 12 and 13 of Part III and Item 14 of Part IV of the Annual Report are hereby amended in their entirety as follows:

                                     ------
                                     PART II
                                     -------

Item  6.     SELECTED  FINANCIAL  DATA.
-------      -------------------------

     The following table sets forth selected financial data with respect to the Company for each of the periods indicated. The selected financial data for the year ended June 30, 1999 are derived from financial statements of the Company which have not been audited.



                                                                   Years Ended June 30,
                                                                   ----------------------
                                           1999               1998          1997          1996         1995
                                  ----------------------  ------------  ------------  ------------  -----------

Net Sales. . . . . . . . . . . .  $          28,512,507   $27,908,364   $26,235,355   $31,528,266   $28,660,275
Income (Loss) Before Income
   Taxes and Extraordinary Gain.             (4,388,171)     (499,276)   (2,749,435)   (4,280,989)      175,643
Net Income (Loss). . . . . . . .             (4,388,171)     (499,276)   (2,179,489)   (4,330,989)      105,643
Net Income (Loss) Per
   Common Share-Basic and
   Diluted . . . . . . . . . . .                 ($0.51)       ($0.06)       ($0.30)       ($0.63)  $      0.02

Average Shares
   Outstanding . . . . . . . . .              8,581,863     8,309,240     7,267,184     6,913,557     6,764,236
Stockholders' Equity . . . . . .  $          12,711,709   $17,282,997   $14,227,135   $13,917,549   $17,130,449
Long-term Obligations. . . . . .              4,014,356     3,165,258     5,110,934     4,669,975     3,646,867
Working Capital. . . . . . . . .             10,340,014    13,716,891    12,053,165    10,282,033    13,401,741
Total Assets . . . . . . . . . .             24,041,987    24,726,819    25,145,066    27,075,922    25,468,428

Item  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
-------      -------------------------------------------------------------------
RESULTS  OF  OPERATION.
----------------------

     The discussion in this item regarding the fiscal year ended June 30, 1999 relates to financial statements of the Company which have not been audited. In the absence of an audit, there can be no assurance that the financial statements are fairly presented in accordance with generally accepted accounting principles. See Item 8 of this report.

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

Item  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
--------      ----------------------------------------------------------------

     The Company did not hold any market risk sensitive instruments during the period covered by this report.

Item  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
-------      -----------------------------------------------

Statement  Regarding  Financial  Statements:

     The following financial statements have not been audited. In the absence of an audit, there can be no assurance that the financial statements are fairly presented in accordance with generally accepted accounting principles. Deloitte & Touche LLP, the Company's former accountants, resigned on October 5, 1999 without issuing an audit report for this Annual Report. The Company will engage new auditors as promptly as practicable. The Company currently anticipates that it will file an amendment to this Annual Report as soon as practicable after a new accounting firm issues an audit report for the periods covered.

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

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



                                                    1999          1998          1997
                                                ------------  ------------  ------------

NET SALES (NOTE 10). . . . . . . . . . . . . .  $28,512,507   $27,908,364   $26,235,355

COST OF GOODS SOLD . . . . . . . . . . . . . .   15,528,314    14,870,453    14,059,508
                                                ------------  ------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . . .   12,984,193    13,037,911    12,175,847
                                                ------------  ------------  ------------

OPERATING EXPENSES:
Marketing. . . . . . . . . . . . . . . . . . .    8,941,036     7,454,619     8,761,731
Research, development and engineering (Note 8)    2,963,134     3,278,714     2,320,655
Administrative (Note 7). . . . . . . . . . . .    4,157,811     1,998,362     2,509,506
Severance pay (Note 11). . . . . . . . . . . .      810,000             -             -
                                                ------------  ------------  ------------
Total. . . . . . . . . . . . . . . . . . . . .   16,871,981    12,731,695    13,591,892
                                                ------------  ------------  ------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . .   (3,887,788)      306,216    (1,416,045)
                                                ------------  ------------  ------------

OTHER INCOME (EXPENSE):
Interest expense (Note 5 and 6). . . . . . . .     (432,477)     (797,376)   (1,048,391)
Interest income. . . . . . . . . . . . . . . .       82,094       111,884        39,001
Equity in loss of investments (Notes 1 and 3).     (150,000)     (120,000)     (324,000)
                                                ------------  ------------  ------------
Total. . . . . . . . . . . . . . . . . . . . .     (500,383)     (805,492)   (1,333,390)
                                                ------------  ------------  ------------

LOSS BEFORE INCOME TAXES
    AND EXTRAORDINARY GAIN . . . . . . . . . .   (4,388,171)     (499,276)   (2,749,435)

INCOME TAX PROVISION (NOTES 1 AND 4) . . . . .            -             -             -
                                                ------------  ------------  ------------

LOSS BEFORE EXTRAORDINARY GAIN . . . . . . . .   (4,388,171)     (499,276)   (2,749,435)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
    OF DEBT (NOTE 5) . . . . . . . . . . . . .            -             -       569,946

NET LOSS . . . . . . . . . . . . . . . . . . .  $(4,388,171)  $  (499,276)  $(2,179,489)
                                                ============  ============  ============

LOSS PER COMMON SHARE-
BASIC AND DILUTED: (NOTE 1)
Before extraordinary gain. . . . . . . . . . .  $      (.51)  $      (.06)  $      (.38)
Extraordinary gain . . . . . . . . . . . . . .            -             -           .08
                                                ------------  ------------  ------------

NET LOSS PER COMMON SHARE. . . . . . . . . . .  $      (.51)  $      (.06)  $      (.30)
                                                ============  ============  ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING (NOTE 8):
Basic. . . . . . . . . . . . . . . . . . . . .    8,581,863     8,309,240     7,267,184
Diluted. . . . . . . . . . . . . . . . . . . .    8,581,863     8,309,240     7,267,184
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

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997



                                                                     1999         1998          1997
OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(4,388,171)  $ (499,276)  $(2,179,489)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
         Depreciation . . . . . . . . . . . . . . . . . . . . . . .      486,610      721,476       709,618
         Amortization . . . . . . . . . . . . . . . . . . . . . . .        7,002       21,440        74,749
         Interest and discount accrued on convertible debentures. .            -      462,034       451,438
         Provision for doubtful accounts. . . . . . . . . . . . . .      380,004       99,000       366,505
         Expense related to equity in loss of investments . . . . .      150,000      120,000       324,000
         Expense related to issuance of warrants for services . . .            -       23,065        84,375
         Expense related to commitment to issue common stock
             for patented technology. . . . . . . . . . . . . . . .            -      900,000             -
         Extraordinary gain on extinguishment of debt . . . . . . .            -            -      (569,946)
        Changes in assets and liabilities:
              Accounts receivable . . . . . . . . . . . . . . . . .      183,222      161,524     2,321,416
              Other receivables . . . . . . . . . . . . . . . . . .      239,870      (86,121)      117,783
              Inventories . . . . . . . . . . . . . . . . . . . . .     (461,786)      46,207        93,351
              Prepaid expenses. . . . . . . . . . . . . . . . . . .      146,007      (68,677)      (81,488)
              Accounts payable. . . . . . . . . . . . . . . . . . .      772,299     (768,284)     (509,017)
              Accrued liabilities . . . . . . . . . . . . . . . . .    2,950,520     (683,954)      287,876
Net cash provided by  operating activities. . . . . . . . . . . . .      465,577      448,434     1,491,171

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net . . . . . . . . . .     (515,017)    (287,205)     (134,785)
Purchase of license rights. . . . . . . . . . . . . . . . . . . . .            -       (1,080)      (40,815)
Advances to Immtech International, Inc. . . . . . . . . . . . . . .     (150,000)    (120,000)      (24,000)
Net cash used in investing activities . . . . . . . . . . . . . . .     (665,017)    (408,285)     (199,600)

FINANCING ACTIVITIES:
Proceeds from mortgage refinancing. . . . . . . . . . . . . . . . .      256,413            -             -
Repayment of mortgage . . . . . . . . . . . . . . . . . . . . . . .   (3,193,587)           -             -
Repurchase of Company stock . . . . . . . . . . . . . . . . . . . .     (193,430)           -             -
Borrowings (payments) under line of credit facility . . . . . . . .            -            -    (2,300,000)
Proceeds from the issuance of convertible debentures. . . . . . . .            -            -     2,500,000
Principal payments on long-term debt. . . . . . . . . . . . . . . .      (92,776)    (147,441)     (217,619)
Convertible debenture issuance costs. . . . . . . . . . . . . . . .            -            -      (220,657)
Proceeds from issuance of common stock. . . . . . . . . . . . . . .       10,313      396,431       580,919
Net cash (used in) provided by financing activities . . . . . . . .      (19,480)     248,990       342,643

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . .     (218,920)     289,139     1,634,214
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR. . . . . . . . . . . .    2,729,998    2,440,859       806,645
CASH AND CASH EQUIVALENTS, END OF YEAR. . . . . . . . . . . . . . .  $ 2,511,078   $2,729,998   $ 2,440,859
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
     Income taxes (refunded) paid-net . . . . . . . . . . . . . . .  $     8,010   $    8,525   $   (87,626)
     Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .      437,401      335,342       456,880
Noncash investing and financing activities:
     Common stock issued in connection with extinguishment of debt.            -            -       780,000
     Common stock issued upon conversion of convertible debentures,
        net of $100,822 and $61,872 of unamortized issuance costs .            -    2,197,535     1,055,722
     Issuance of warrants for services. . . . . . . . . . . . . . .            -       23,065        84,375
     Commitment to issue common stock for patented technology . . .            -      900,000             -


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
Long-term debt consists of the following:

     Mortgage note, 7.5% due in monthly installments of $27,793 with a final payment of $3,048,253 due in April 1, 2004,
          collateralized by real estate with a carrying value of approximately
          $3,934,000 at June 30, 1999.. . . . . . . . . . . . . . . . . . . . .  $3,438,249           -
     Mortage note, 9.625% due in monthly installments of $34,983 with a final payment of $2,688,336 due in December 2002,
         collateralized by real estate (refinanced in 1999) . . . . . . . . . .  $3,274,612
     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,438,249  $3,274,612
     Less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . .      73,893     109,354
     Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,364,356  $3,165,258

     Aggregate annual principal payments required under terms of the long-term debt agreements are as follows:



Years Ending June 30,  Principal Payments
2000. . . . . . . . .  $            73,893
2001. . . . . . . . .               79,430
2002. . . . . . . . .               86,764
2003. . . . . . . . .               93,596
2004. . . . . . . . .            3,104,566
Total . . . . . . . .  $         3,438,249



     In March 1999, the Company refinanced its morgtage note on the Company's office and manufacturing facility. The Company incurred a prepayment penalty of approximately $120,000 which was recorded as interest expense.

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

QUARTERLY  RESULTS

The following table contains quarterly information, which includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation. The Company recorded a charge of approximately $1,800,000 for settlement costs related to a lawsuit that was substantially resolved in the quarter ended June 30, 1999 and a charge of $900,000 for the purchase of patented technology in the quarter ended June 30, 1998. These items were unusual, nonrecurring adjustments. The quarterly results for the quarters ended September 30, 1998, December 31, 1998, March 31, 1999 and June 30, 1999 are derived from financial statements of the Company which have not been audited.



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

                                    PART III
                                    --------

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

DIRECTORS  AND  EXECUTIVE  OFFICERS

     The  directors  and  executive  officers  of  the  Company  are as follows:



NAME                               AGE                      POSITION
----------------------------  -------------  --------------------------------------
Emil H. Soika. . . . . . . .        61       President, Chief Executive Officer and
                                             Director
Joseph M. Siekierski . . . .        34       Vice President - Finance and Secretary
Stephen D. Okland. . . . . .        57       Vice President - Domestic Sales
Drew M Diaz. . . . . . . . .        36       Vice President - International Sales
Michael T. Larsen. . . . . .        40       Vice President - Quality
                                             Control/Quality Assurance
Gloria Najera. . . . . . . .        50       Vice President - Operations
Karsten Houm . . . . . . . .        53       Chairman and Director
Gerhard J. Von der Ruhr. . .        58       Director
N.C. Joseph Lai. . . . . . .        57       Director
Milton Datsopoulos . . . . .        59       Director



     Emil H. Soika has served as President, Chief Executive Officer and a Director of the Company since November 1998. From November 1995 to September 1998, Mr. Soika served as Vice President and General Manager of Spacelabs Medical, a medical monitoring and clinical information systems company. From March 1991 to July 1998, Mr. Soika served as President and Chief Executive Officer of Block Medical, a manufacturer of intravenous dispensers. Mr. Soika is a director of Immtech International, Inc., a company engaged in the research and development of products in the fields of biochemistry and immunology.

     Joseph M. Siekierski joined the Company as Vice President-Finance and Assistant Secretary in October 1997. Mr. Siekierski was appointed as Secretary of the Company in November 1998. Prior to joining the Company, Mr. Siekierski was Controller for Modern Building Materials, Inc., a manufacturer of precast concrete products, from 1996 to 1997. From 1993 to 1996, Mr. Siekierski was Controller for the Company.

     Stephen D. Okland has served as a Vice President of the Company since May 1988.

     Drew M. Diaz served the Company as Regional Sales Manager for the Middle East and Western Europe from 1993 until he was appointed Director of International Sales in 1995. Mr. Diaz was most recently promoted to Vice President-International Sales in 1997. From October 1996 until August 1997, Mr. Diaz also served as Geschaeftsfuehrer of Criticare International GmbH Marketing Services, a wholly-owned subsidiary of the Company which was dissolved in 1998 following bankruptcy proceedings under German law.

     Michael T. Larsen has served as Vice President-Quality Control/Quality Assurance since September 1990.

     Gloria  Najera  joined  the  Company  as Vice President-Operations in March
1997. Prior to rejoining the Company, Ms. Najera was Director of Consumer Services and Distribution from July 1994 to March 1997 for the Milwaukee Journal-Sentinel, a newspaper publisher. From 1988 to 1994, Ms. Najera was Consumer Services Director of the Company.

     Karsten Houm has served as Chairman of the Board of the Company since November 1998 and as a Director of the Company since 1985. Mr. Houm also currently works as a management consultant. From September 1985 to 1997, Mr. Houm served as President of Unitor, a Norwegian shipping company.

     Gerhard J. Von der Ruhr has served as a Director of the Company since 1984. Mr. Von der Ruhr is Chairman of O.B. Scientific, Inc., a medical technology company. Mr. Von der Ruhr is a co-founder of the Company and served as Chairman of the Company's Board, President (CEO) and Treasurer from the Company's inception in October 1984 until November 1998.

     N.C. Joseph Lai, Ph.D., has served as a Director of the Company since 1984. Dr. Lai is a management consultant. Dr. Lai is a co-founder of the Company and served as Vice Chairman of its Board and as an officer from the Company's inception in October 1984 until November 1998.

     Milton Datsopoulos has served as a Director of the Company since 1986. Mr. Datsopoulos has been a partner in the law firm of Datsopoulos, MacDonald & Lind in Missoula, Montana since 1974. Mr. Datsopoulos is a director of Montana Naturals Int'l, Inc., a manufacturer of natural food products and nutritional supplements, Kafus Environmental Industries Ltd., a producer of consumer and industrial waste recycling technology, and Leigh Resource Corporation, a company engaged in mineral exploration and development.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") on Form 3, 4, and
5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file.

     Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal 1999 all section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Emil H. Soika, Joseph M. Siekierski, Stephen D. Okland, Drew M. Diaz, Michael T. Larsen, Gloria Najera, Karsten Houm and Milton Datsopoulos each did not file a Form 4 or Form 5 to report option grants during fiscal 1999.

ITEM  11.     EXECUTIVE  COMPENSATION

SUMMARY  COMPENSATION  INFORMATION

     The following table sets forth information with respect to all compensation, including stock options granted and all cash bonuses and accrued deferred compensation, incurred by the Company during the three fiscal years ended June 30, 1999 to or on behalf of the two persons who served as Chief Executive Officer during fiscal 1999 and the two other executive officers of the Company whose salary exceeded $100,000 for fiscal 1999. The persons listed below are sometimes referred to herein as the "named executive officers."



                                                SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                           ANNUAL COMPENSATION             COMPENSATION
                                           --------------------            -------------
                                                                             AWARDS:
                                                                           SECURITIES
NAME AND                                                OTHER ANNUAL       UNDERLYING        ALL OTHER
PRINCIPAL POSITION           YEAR        SALARY($)   COMPENSATION($) (1)  OPTIONS/SARS (#)  COMPENSATION($)
---------------------------  -----    -------------  -------------------  ----------------  ---------------
Emil H. Soika,                1999         78,125                    --          200,000               --
  President and Chief
  Executive Officer (2)

Gerhard J. Von d              1999         60,000                 1,915               --       593,646 (4)
  Chairman of the Board,      1998        144,000                   958               --        56,838 (4)
  President (CEO) and         1997        144,000                   957               --        56,620 (4)
  Treasurer (3)

Stephen D. Okland,            1999     277,576 (5)                6,000        43,500 (6)        3,701 (7)
  Vice President-Domestic     1998     302,628 (5)                6,000               --         3,690 (7)
  Sales                       1997     253,706 (5)                6,000           10,000         3,441 (7)

Drew M. Diaz,                 1999        165,609                 1,915       100,000 (8)        1,822 (9)
  Vice President-             1998        188,292                   638               --            86 (9)
  International Sales         1997        180,717                 8,223           50,000         3,226 (9)

_____________________


(1)     The  amounts  represent  automobile  allowance  payments.



(2)     Mr.  Soika  commenced  employment  with  the  Company  in November 1998.

(3) Mr. Von der Ruhr resigned as Chairman of the Board, President (CEO) and Treasurer of the Company in November 1998.

(4) For fiscal 1999, represents $50,396 of premiums paid by the Company on two life insurance policies, the proceeds of which are payable to the beneficiary of Mr. Von der Ruhr, $2,760 of Company contributions to the 401(k) plan on behalf of Mr. Von der Ruhr and $540,490 paid or accrued for severance. For fiscal 1998, represents $53,638 of premiums paid by the Company on two life insurance policies, the proceeds of which are payable to the beneficiary of Mr. Von der Ruhr, and $3,200 of Company contributions to the 401(k) plan on behalf of Mr. Von der Ruhr. For fiscal 1997, represents $53,620 of premiums paid by the Company on two life insurance policies, the proceeds of which are payable to the beneficiary of Mr. Von der Ruhr, and $3,000 of Company contributions to the 401(k) plan on behalf of Mr. Von der Ruhr.

(5) Represents commissions paid by the Company to Mr. Okland based on a percentage of certain domestic sales by the Company. Mr. Okland receives no fixed salary.

(6) Represents 30,000 stock options granted in fiscal 1999 and 13,500 stock options regranted due to repricing of options on December 11, 1998.

(7) For fiscal 1999, represents $501 of premiums paid by the Company on a life insurance policy, the proceeds of which are payable to the beneficiary of Mr. Okland, and $3,200 of Company contributions to the 401(k) plan on behalf of Mr. Okland. For fiscal 1998, represents $490 of premiums paid by the Company on a life insurance policy, the proceeds of which are payable to the beneficiary of Mr. Okland, and $3,200 of Company contributions to the 401(k) plan on behalf of Mr. Okland. For fiscal 1997, represents $441 of premiums paid by the Company on a life insurance policy, the proceeds of which are payable to the beneficiary of Mr. Okland, and $3,000 of Company contributions to the 401(k) plan on behalf of Mr. Okland.

(8) Represents 34,000 stock options granted in fiscal 1999 and 66,000 stock options regranted due to repricing of options on December 11, 1998.

(9) For fiscal 1999, represents $101 of premiums paid by the Company on a life insurance policy, the proceeds of which are payable to the beneficiary of Mr. Diaz, and $1,781 of Company contributions to the 401(k) plan on behalf of Mr. Diaz. For fiscal 1998, represents $86 of premiums paid by the Company on a life insurance policy, the proceeds of which are payable to the beneficiary of Mr. Diaz. For fiscal 1997, represents $3,226 of premiums paid by the Company on a health insurance policy while Mr. Diaz was a resident of Europe, the proceeds of which are payable to the beneficiary of Mr. Diaz.


COMPENSATION  OF  DIRECTORS

     Directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors. Directors receive no cash directors' fees. In addition to the stock options granted to Mr. Soika, listed above, during fiscal 1999, the Company granted 22,500 stock options to each of Mr. Houm and Mr. Datsopoulos, and regranted 77,500 stock options to each of Mr. Houm and Mr. Datsopoulos through the repricing of options on December 11, 1998.

EMPLOYMENT  AGREEMENTS  AND  SEVERANCE  ARRANGEMENTS

     On  June  1, 1999, the Company entered into employment agreements with Emil
H. Soika, President and Chief Executive Officer, Stephen D. Okland, Vice President-Domestic Sales, and Drew M. Diaz, Vice President-International Sales. Mr. Soika's employment agreement provides for a base salary of $125,000 per year. The employment agreements for Mr. Okland and Mr. Diaz provide for the continuation of their respective current compensation, with an annual review of the compensation within 30 days prior to the end of each fiscal year. Mr. Soika's employment agreement provides that Mr. Soika is eligible to participate in a cash bonus program and is entitled to receive health and life insurance coverage and disability insurance. Mr. Okland's and Mr. Diaz's employment agreements provide that each is entitled to receive health and life insurance coverage and disability insurance. The Company may terminate Mr. Soika's, Mr. Okland's or Mr. Diaz's respective employment at any time and any of Mr. Soika, Mr. Okland or Mr. Diaz may resign at any time. If the Company terminates employment without cause at any time either prior to or after a change in control of the Company, Mr. Soika is entitled to receive payment of his base salary and to continue to receive other employee benefits for 12 months from the date of termination; Mr. Okland is entitled to receive payment of $18,750 per month and to continue to receive other employee benefits for 24 months from the date of termination; and Mr. Diaz is entitled to receive payment of his then current compensation and to continue to receive other employee benefits for 12 months from the date of termination. If Mr. Soika's, Mr.
Okland's or Mr. Diaz's employment is terminated for any other reason before a change in control of the Company, the terminated employee will not be entitled to receive any base salary or other benefits for periods after the termination date. If the Company experiences a change in control, and Mr. Soika voluntarily terminates his employment for any reason after completing three months of employment after the date of the change in control, Mr. Soika will be entitled to receive payment of his base salary and to continue to receive other employee benefits for 12 months after the date of termination, or until Mr. Soika secures alternative employment, whichever period is shorter. If the Company experiences a change in control, and Mr. Okland or Mr. Diaz voluntarily terminates employment for any reason after completing three months of employment after the date of the change in control, Mr. Okland will be entitled to receive payment of $1,8750 per month and to continue to receive other employee benefits for 24 months after the date of termination, or until Mr. Okland secures alternative employment, whichever period is shorter, and Mr. Diaz will be entitled to receive payment of his then current compensation and to continue to receive other employee benefits for 12 months after the date of termination, or until Mr. Diaz secures alternative employment, whichever period is shorter. Mr. Soika, Mr. Okland and Mr. Diaz have each agreed not to compete with the Company during employment and for Mr. Soika, for a period of three months after any voluntary termination of employment by Mr. Soika or for a period of 12 months after any termination by the Company without cause; for Mr. Okland, for a period of 24 months after any voluntary termination of employment by Mr. Okland or for a period of 24 months after any termination by the Company without cause; and for Mr. Diaz, for a period of 12 months after any voluntary termination of employment by Mr. Diaz or for a period of 12 months after any termination by the Company without cause. Mr. Soika, Mr. Okland and Mr. Diaz have each agreed to maintain the confidentiality of the Company's financial statements and other financial information.

     On November 16, 1998, the Company entered into a severance agreement with Gerhard J. Von der Ruhr, the Company's former Chairman of the Board, President
(CEO) and Treasurer. Pursuant to this severance agreement, the Company is required to make payments to Mr. Von der Ruhr of $6,000 per month over the 36 months from December 1998 through November 2001. The Company also agreed to (i) issue options to purchase up to 21,000 shares of Common Stock to Mr. Von der Ruhr with an exercise price of $2.0625 per share, (ii) allow Mr. Von der Ruhr to continue to use office space and secretarial services for a period of up to 12 months, (iii) continue to provide fringe benefits to Mr. Von der Ruhr through September 30, 2001, and (iv) continue to provide health benefits to Mr. Von der Ruhr and his spouse until the earlier of the date Mr. Von der Ruhr reaches age 65 or he obtains comparable insurance coverage from a subsequent employer. Pursuant to this severance agreement, the Company also transferred patent and technology rights that the Company had received from Immtech International, Inc. ("Immtech") relating to treatment for sepsis and prophylaxis and 172,414 shares of Immtech common stock to a new company ("Newco") formed by Mr. Von der Ruhr in exchange for the payment by Newco of $150,000 in ten semi-annual installments of $15,000 each starting on June 1, 1999. The Company received 10% of the outstanding shares of Newco and the right to elect one member of the board of directors of Newco. The Company and Mr. Von der Ruhr also agreed to certain provisions regarding the distribution of products related to the technology transferred by the Company to Newco.

     On November 16, 1998, the Company also entered into a severance agreement with N.C. Joseph Lai, Ph.D., the Company's former Senior Vice President, Vice Chairman of the Board and Secretary. Pursuant to this severance agreement, the Company is required to make payments to Dr. Lai of $5,000 per month over the 36 months from December 1998 through November 2001. The Company also agreed to (i) issue options to purchase up to 21,000 shares of Common Stock to Dr. Lai with an exercise price of $2.0625 per share, (ii) allow Dr. Lai to continue to use office space and secretarial services for a period of up to 12 months, (iii) continue to provide fringe benefits to Dr. Lai through September 30, 2001, and
(iv) continue to provide health benefits to Dr. Lai and his spouse until the earlier of the date Dr. Lai reaches age 65 or he obtains comparable insurance coverage from a subsequent employer.

STOCK  OPTIONS

     The following table provides certain information regarding stock options granted to the named executive officers of the Company during the fiscal year ended June 30, 1999.

                                            OPTION GRANTS IN LAST FISCAL YEAR

                           NUMBER OF     % OF TOTAL                                            POTENTIAL REALIZABLE VALUE
                          SECURITIES    OPTIONS/SARS                                           AT ASSUMED ANNUAL RATES OF
                          UNDERLYING     GRANTED TO            EXERCISE                         STOCK PRICE APPRECIATION
                         OPTIONS/SARS   EMPLOYEES IN            PRICE              EXPIRATION     FOR OPTION TERM ($)
NAME                      GRANTED (#)   FISCAL YEAR             ($/ SH)               DATE         5%             10%
-----------------------  -------------  ------------  ---------------------------  ----------  -----------    ----------
Emil H. Soika . . . . .  100,000                9.0             1.6875               2/23/04      46,623       103,024
                         100,000                9.0             1.5000               3/10/04      41,442        91,577
Gerhard J. Von der Ruhr       --                 --                 --                    --          --            --
Stephen D. Okland . . .   30,000                2.7             1.8750              12/11/03      15,541        34,341
                          10,000                0.9             1.8750              10/08/00       5,180        11,447
                           3,500                0.3             1.8750              12/31/01       2,672         6,226
Drew M. Diaz. . . . . .   34,000                3.1             1.5000               3/10/04      14,090        31,136
                           2,000                0.2             1.8750               1/25/00       1,527         3,558
                           4,000                0.4             1.8750              12/31/01       3,053         7,115
                          10,000                0.9             1.8750              10/08/00       5,180        11,447
                          50,000                4.5             1.8750               1/23/02      25,901        57,235



     The following table shows the fiscal year-end value of unexercised options held by the named executive officers. None of the named executive officers exercised options in fiscal 1999.

                         FISCAL YEAR-END OPTION VALUES



                         NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                              UNEXERCISED OPTIONS AT                 IN-THE-MONEY
                                FISCAL YEAR-END(#)         OPTIONS AT FISCAL YEAR END($) (1)
                         --------------------------------  ---------------------------------

NAME                     EXERCISABLE      UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
-----------------------  -----------      -------------    -----------      -------------
Emil H. Soika                    --            200,000              --             93,750
Gerhard J. Von der Ruhr          --                 --              --                 --
Stephen D. Okland            13,500             30,000           2,531              5,625
Drew M. Diaz                 22,000             78,000           4,125             27,375

(1)     Based  on  the  reported  closing  bid  price  of  $2.0625  per  share  of  common  stock  on  June  30,  1999.

RETIREMENT  PLAN

     Effective April 1, 1991, the Company adopted a 401(k) plan, which covers substantially all employees who have completed one year of employment. Under the plan, eligible employees can contribute up to 15% of pre-tax compensation for investment in a trust under the plan. Company contributions to the plan are discretionary and determined annually by the Board of Directors. Employee contributions, within certain limitations, are considered tax deferred under the provisions of section 401(k) of the Internal Revenue Code. Withdrawals of tax deferred amounts may be made upon termination of employment or earlier in the event of certain defined hardship situations. Contributions made or accrued for named executive officers are included under the "All Other Compensation" column in the Summary Compensation Table.

     Other than the 401(k) plan, the Company does not maintain any pension, profit sharing, retirement or similar plans.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to beneficial ownership of the Common Stock as of August 31, 1999 by (a) each person known to the Company to own beneficially more than 5% of the Common Stock, (b) each director of the Company, (c) each named executive officer, and (d) all directors and executive officers as a group:




NAME AND ADDRESS OF                                             NUMBER OF
BENEFICIAL OWNER (1)                                          SHARES OWNED   PERCENT
------------------------------------------------------------  -------------  --------
Emil H. Soika                                                           --        --
Gerhard J. Von der Ruhr                                         560,275 (2)      6.4%
N.C. Joseph Lai                                                 713,894 (3)      8.2
Karsten Houm                                                    103,365 (4)      1.2
Milton Datsopoulos                                               77,500 (5)        *
Stephen D. Okland                                                17,000 (6)        *
Drew M. Diaz                                                     35,500 (7)        *
All directors and executive officers as a group (10 persons)  1,639,634 (8)     18.8

_____________________


*     Less  than  1%

(1)     Unless  otherwise  indicated,  the  address of the beneficial owner is 20925
Crossroads Circle, Waukesha, WI 53186; the address of Mr. Houm is Kristinelundvn. 21,
0268 Oslo, Norway; and the address of Mr. Datsopoulos is Central Square Building, 201
West  Main,  Missoula,  Montana  59802.



(2)     Includes  410,000 shares owned of record by Ursula Von der Ruhr, Mr. Von der
Ruhr's  wife,  and  1,175  shares  owned  of record by Mark Von der Ruhr, Mr. Von der
Ruhr's  son.

(3)     Includes  116,000  shares  owned  of  record  by  Helen Lai, Dr. Lai's wife;
137,000 shares owned jointly by Dr. Lai and his wife; 184,000 shares in the aggregate owned of record by Dr. Lai's sons, Christopher Lai and Thomas Lai; and 134,000 shares owned  of  record  by  the  Lai  Family  Foundation.

(4)     Includes  87,500  shares  which  Mr.  Houm  has  the  right to acquire under currently  exercisable  options.

(5)     Includes  77,500 shares which Mr. Datsopoulos has the right to acquire under currently  exercisable  options.

(6)     Includes  13,500  shares  which  Mr.  Okland  has the right to acquire under currently  exercisable  options.

(7)     Includes  34,000  shares  which  Mr.  Diaz  has  the  right to acquire under currently  exercisable  options.

(8)     Includes  287,500  shares  of  Common  Stock the members of the group have a right  to  acquire  under  currently  exercisable  options.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Not  applicable.


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

          The financial statement schedule referenced below has not been audited.

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

          10.5*+     1999  Employee  Stock  Purchase  Plan.

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

          10.17*+     Employment  Agreement  of  Emil  H.  Soika.

          10.18*+     Employment  Agreement  of  Joseph  M.  Siekierski.

          10.19*+     Employment  Agreement  of  Stephen  D.  Okland.

          10.20*+     Employment  Agreement  of  Drew  M.  Diaz.

          10.21*+     Employment  Agreement  of  Gloria  Najera.

          10.22*+     Amendment  to  Employment  Agreement  of  Gloria  Najera.

          21+     Subsidiaries.

          24+     Power  of  Attorney.

          27+     Financial  Data  Schedule.
__________________
+  Previously  filed.
*  Management  contract  or  compensatory  plan  or  arrangement.

(b)     Reports  on  Form  8-K.

     The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

(c)     Exhibits.

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)     Financial  Statement  Schedules.

     The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CRITICARE  SYSTEMS,  INC.

                              By  /s/ Emil  H.  Soika
                                  --------------------------------
                                  Emil  H.  Soika,  President
                                  and  Chief  Executive  Officer

                              Date:  November  3,  1999


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                                 Title                        Date
-------------------------  ------------------------------------  ----------------

/s/ Emil H. Soika          President, Chief Executive Officer    November 3, 1999
-------------------------
Emil H. Soika              and Director (Principal Executive
Officer)

/s/ Joseph M. Siekierski   Vice President-Finance and Secretary  November 3, 1999
-------------------------
Joseph M. Siekierski       (Principal Financial and Accounting
                           Officer)

*                          Chairman of the Board and Director    November 3, 1999
-------------------------
Karsten Houm

*                          Director                              November 3, 1999
-------------------------
Milton Datsopoulos

*                          Director                              November 3, 1999
-------------------------
Gerhard J. Von der Ruhr

*                          Director                              November 3, 1999
-------------------------
N.C. Joseph Lai


*By:  /s/  Emil  H.  Soika                                       November 3, 1999
      --------------------
     Emil  H.  Soika
     Attorney-in-Fact
     Pursuant  to  Power  of  Attorney


                                  SCHEDULE VIII

                             CRITICARE SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997



Column A                          Column B     Column C     Column D    Column E
-------------------------------   -----------  -----------  -----------  ---------

                                  Balance at   Charged to                Balance at
                                  Beginning    Costs and                 End of
Description                       of Period    Expenses     Deductions   Period
-------------------------------   -----------  -----------  -----------  ---------
YEAR ENDED JUNE 30, 1997

Allowance for doubtful accounts

Reserve for sales returns and .  $   295,000  $   366,505  $   194,505  $ 467,000
 allowances
                                 $   504,000  $ 1,283,931  $ 1,647,931  $ 140,000
YEAR ENDED JUNE 30, 1998:

Allowance for doubtful accounts

Reserve for sales returns and .  $   467,000  $    99,000  $   266,000  $ 300,000
 allowances
                                 $   140,000  $ 1,357,917  $ 1,397,917  $ 100,000
YEAR ENDED JUNE 30, 1999:

Allowance for doubtful accounts
                                 $   300,000  $   380,004  $   305,004  $ 375,000
Reserve for sales returns and
 allowances . . . . . . . . . .  $   100,000  $   760,194  $   800,194  $  60,000