Form 10-K/A
period 1999-06-30
CRITICARE SYSTEMS INC /DE/
filed 1999-12-07
CIK 812121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                    FORM 10-K/A2

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of August 31, 1999 was $17,445,738. Shares of voting common stock held by any executive officer or director of the Registrant and any person who beneficially owns 10% or more of the outstanding voting common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     On August 31, 1999, there were outstanding 8,706,151 shares of the registrant's $.04 par value voting common stock.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     None.

                           [COVER PAGE 2 OF 2 PAGES.]

     Criticare Systems, Inc. (the "Company") is hereby amending its Annual Report on Form 10-K for the year ended June 30, 1999, as filed with the Securities and Exchange Commission on September 28, 1999, as amended on November 3, 1999 (the "Annual Report"). Part I, Part II and Part IV of the Annual Report are amended in their entirety as follows:

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

Marketing  and  Sales
---------------------

     Domestic Sales. At November 30, 1999, the Company's domestic sales force consisted of 18 employees and 75 independent dealers. The Company's sales force and independent dealers market the Company's products to many different types of medical facilities such as hospitals, surgery centers, nursing homes and physician offices. The Company sells its higher-end monitors (MPT, Vital View Central Station and anesthetic agent monitors) principally to hospitals whereas the vital signs and pulse oximeters are sold primarily for nonhospital settings.

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

     Clinical Support. At November 30, 1999, Criticare employed three clinical support specialists to provide customer training and education, primarily to domestic hospitals. The clinical support staff also assists in the periodic training and education of the direct sales force. In addition, the direct sales force maintains contact with end-users and provides additional training and updates. Clinical support in foreign markets is provided by the Company's clinical support staff and direct sales force.

     Warranty and Service. Criticare believes that customer service is a key element of its marketing program. Criticare's monitors and reusable sensors are warranted against defects for one year. If a problem develops with a Criticare product while under warranty, the Company typically provides a replacement unit until the product can be repaired at the Company's facility. At August 31, 1999, the Company had a customer service staff of 16 people at its Waukesha, Wisconsin facility. The Company offers extended warranties and service contracts on all of its monitors.

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

Research,  Development  and  Engineering
----------------------------------------

     Criticare has focused its research, development and engineering expenditures on products designed to meet identified market demands. The Company seeks to apply its expertise in gas monitoring and related sensor technology to develop new products and adapt existing products for new markets. At November 30, 1999, the Company had an in-house research, development and engineering staff of 23 people. The Company's research, development and engineering expenditures were $3.0 million in fiscal 1999, $3.3 million in fiscal 1998 and $2.3 million in fiscal 1997.

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

Employees
---------

     At November 30, 1999 Criticare had 105 employees; including 41 in manufacturing and operations, six in quality control, 22 in sales and marketing, 13 in administration and 23 in research, development and engineering.

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

Item  3.     LEGAL  PROCEEDINGS.
-------      ------------------

     In July, 1999, Criticare and Dynamic Options Corporation, Inc. ("D.O.C.") settled certain pending legal proceedings. Criticare agreed to make a cash payment to D.O.C., transfer to D.O.C. a portion of the shares Criticare holds in Immtech International, Inc. ("Immtech"), issue to D.O.C. 150,000 shares of Criticare's common stock and transfer certain inventory related to telemetry products no longer sold by the Company. The settlement agreement requires a broker chosen by the Company to sell the Immtech shares and the Criticare shares on behalf of D.O.C. As of November 30, 1999, the Criticare shares had not been sold due to the halting of trading on October 6, 1999.

     In the normal course of business Criticare also may be involved in various legal proceedings from time to time. Criticare does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on Criticare. Criticare mitigates product liability claims through insurance coverage.

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

                                     ------
                                     PART II
                                     -------

Item  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
-------      -------------------------------------------------------------------
MATTERS.
-------

     Criticare Systems, Inc. common stock is traded on the Nasdaq National Market (Symbol CXIM). As of October 6, 1999, the common stock was suspended from trading due to the failure to file an audit report. As of June 30, 1999, there were approximately 320 holders of record of Criticare's common stock. The Company has never paid dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.

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

The Company expects its continued programs to increase accounts receivable collections, decrease inventory levels and stabilize sales demonstration equipment levels will have a positive effect on cash flow activities in the next fiscal year. Additionally, the Company believes the cost reductions implemented during the first quarter of 1999 will have a positive impact on the cash flow activities. Consequently, the Company believes its research and development activities and other capital and liquidity requirements for the next one to two years will be satisfied by cash generated from operations and other borrowings. During fiscal 1999, the Company also had access to a commercial bank line of credit of up to $4,000,000. At June 30, 1999, there were no borrowings outstanding on the line of credit. The Company violated a convenant related to maintaining a certain tangible net worth amount and achieving certain income levels. The bank waived compliance with this covenant subsequent to year end. This line expires in November 2001.

The  Company  currently  holds  an  investment  in  Immtech  International, Inc.
("Immtech"). Immtech's common stock is currently traded on the Nasdaq SmallCap Market. As part of Immtech's initial public offering, the Company signed a lock-up agreement. All terms of the lock-up have been met other than the holding period which continues until April 2000.

YEAR  2000  PREPARATIONS

The Company has developed a plan to address company-wide Year 2000 readiness. The Year 2000 issue relates to computer hardware and software and other systems designed to use two digits rather than four digits to define the applicable year. As a result, the Year 2000 would be translated as two zeroes. Because the Year 1900 could also be translated as two zeroes, systems which use two digits could read the date incorrectly for a number of date-sensitive applications resulting in potential calculation errors or the shutdown of major systems. The Company has updated its internal computer software, other information technology and other operating systems for the purposes of Year 2000 compliance. The Company also addressed the Year 2000 compliance of the Company's new and existing products. The Company has incurred costs of approximately $300,000 as of June 30, 1999 related to Year 2000 preparations. The Company expects to spend an additional $50,000 to complete its Year 2000 plan. The Company substantially completed its Year 2000 compliance plan during November 1999 and the costs to become Year 2000 compliant were not material to its financial condition or results of operations.

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

Item  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES ABOUT MARKET RISK.
--------      -------------------------------------------------------------

     The Company did not hold any market risk sensitive instruments during the period covered by this report.

Item  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
-------      -----------------------------------------------

FINANCIAL STATEMENTS

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998



ASSETS                                                         1999         1998

CURRENT ASSETS (Note 5):
Cash and cash equivalents (Note 1) . . . . . . . . . . . .  $ 2,511,078  $ 2,729,998
Accounts receivable, less allowance for doubtful accounts
   of $375,000 and $300,000, respectively. . . . . . . . .    6,358,487    6,921,713
Other receivables. . . . . . . . . . . . . . . . . . . . .       83,106      322,976
Inventories (Notes 1 and 2). . . . . . . . . . . . . . . .    8,510,975    7,682,471
Prepaid expenses . . . . . . . . . . . . . . . . . . . . .      192,290      338,297
Total  current  assets . . . . . . . . . . . . . . . . . .   17,655,936   17,995,455

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 5):
Land . . . . . . . . . . . . . . . . . . . . . . . . . . .      925,000      925,000
Building . . . . . . . . . . . . . . . . . . . . . . . . .    3,600,000    3,600,000
Machinery and equipment. . . . . . . . . . . . . . . . . .    2,051,442    1,796,120
Furniture and fixtures . . . . . . . . . . . . . . . . . .      819,579      712,428
Demonstration and loaner monitors. . . . . . . . . . . . .    1,416,893    1,783,611
Production tooling . . . . . . . . . . . . . . . . . . . .    2,158,378    2,005,834
Property, plant and equipment - cost . . . . . . . . . . .   10,971,292   10,822,993
Less accumulated depreciation. . . . . . . . . . . . . . .    4,697,232    4,210,622
Property,  plant  and  equipment - net . . . . . . . . . .    6,274,060    6,612,371

INVESTMENTS (Notes 1, 3 and 5) . . . . . . . . . . . . . .            -            -

OTHER ASSETS (Notes 1 and 5):
License rights and patents - net . . . . . . . . . . . . .      111,991      118,993
Total other assets . . . . . . . . . . . . . . . . . . . .      111,991      118,993
                                                           ------------  -----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $24,041,987  $24,726,819
                                                           ============  ===========




See  notes  to  consolidated  financial  statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                          1999          1998
------------------------------------------------------------------------  ------------  ------------

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,078,020   $ 2,305,721
Accrued liabilities:
    Compensation and commissions . . . . . . . . . . . . . . . . . . . .    1,446,614       819,886
    Product warranties (Note 1). . . . . . . . . . . . . . . . . . . . .      325,000       328,000
    Lawsuit settlement (Note 7). . . . . . . . . . . . . . . . . . . . .    1,600,000             -
    Deferred income. . . . . . . . . . . . . . . . . . . . . . . . . . .      380,000             -
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      412,395       715,603
Current maturities of long-term debt (Note 5). . . . . . . . . . . . . .       73,893       109,354
                                                                          ------------  ------------
Total  current  liabilities. . . . . . . . . . . . . . . . . . . . . . .    7,315,922     4,278,564
                                                                          ------------  ------------

LONG-TERM DEBT, less current maturities (Note 5) . . . . . . . . . . . .    3,364,356     3,165,258
                                                                          ------------  ------------

OTHER LONG-TERM OBLIGATIONS (Note 11). . . . . . . . . . . . . . . . . .      650,000             -
                                                                          ------------  ------------

CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Notes 5, 6 and 8):
Preferred stock - $.04 par value, 500,000 shares authorized,
    no shares issued or outstanding. . . . . . . . . . . . . . . . . . .            -             -
Common stock - $.04 par value, 15,000,000 shares authorized,
    8,706,151 and 8,351,151 shares issued and outstanding, respectively.      348,246       334,046
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .   17,960,363    17,964,250
Common stock held in treasury 103,840 shares - at cost . . . . . . . . .     (193,430)            -
Retained earnings (accumulated deficit). . . . . . . . . . . . . . . . .   (5,403,470)   (1,015,299)
                                                                          ------------  ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .   12,711,709    17,282,997
                                                                          ------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $24,041,987   $24,726,819
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

     Significant components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:



                                                JUNE 30,    JUNE 30,    JULY 1,
                                                  1999        1998        1997
Deferred income tax assets:
     Accounts receivable and sales allowances  $  170,000  $  156,000  $  237,000
     Inventory allowances . . . . . . . . . .     254,000     110,000     207,000
     Product warranties . . . . . . . . . . .     127,000     128,000     144,000
     Other accrued liabilities. . . . . . . .     243,000      86,000      98,000
     Severance pay accrual. . . . . . . . . .     279,000           -           -
     Lawsuit settlement . . . . . . . . . . .     626,000           -           -
     Federal net operating loss carryforwards   2,244,000   1,870,000   1,717,000
     State net operating loss carryforwards .     325,000     270,000     255,000
     Federal tax credit carryforwards . . . .     152,000     152,000     198,000
     Investment losses not deducted . . . . .   1,532,000   1,481,000   1,434,000
     Total deferred income tax assets . . . .   5,952,000   4,253,000   4,290,000






                                                                 JUNE 30,      JUNE 30,      JULY 1,
                                                                   1999          1998          1997
Deferred income tax liabilities:
     Excess of tax over book depreciation and amortization. .     (619,000)     (596,000)   (1,007,000)
     Prepaid expenses . . . . . . . . . . . . . . . . . . . .       (7,000)       (3,000)       (6,000)
     Total deferred income tax liabilities. . . . . . . . . .     (626,000)     (599,000)   (1,013,000)

     Valuation allowance. . . . . . . . . . . . . . . . . . .   (5,326,000)   (3,654,000)   (3,277,000)

     Net deferred income taxes recognized in the consolidated
          balance sheets. . . . . . . . . . . . . . . . . . .  $         0   $         0   $         0

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
Long-term debt consists of the following:

     Mortgage note, 7.5% due in monthly installments of $27,793 with a final payment of $3,048,253 due in April 1, 2004,
          collateralized by real estate with a carrying value of approximately
          $3,934,000 at June 30, 1999. . . . . . . . . . . . . . . . . . . . .  $3,438,249           -
     Mortage note, 9.625% due in monthly installments of $34,983 with a final payment of $2,688,336 due in December 2002,
         collateralized by real estate (refinanced in 1999). . . . . . . . . .           -  $3,274,612
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,438,249  $3,274,612
     Less current maturities . . . . . . . . . . . . . . . . . . . . . . . . .      73,893     109,354
     Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,364,356  $3,165,258

     Aggregate annual principal payments required under terms of the long-term debt agreements are as follows:



Years Ending June 30,  Principal Payments
2000. . . . . . . . .  $            73,893
2001. . . . . . . . .               79,430
2002. . . . . . . . .               86,764
2003. . . . . . . . .               93,596
2004. . . . . . . . .            3,104,566
Total . . . . . . . .  $         3,438,249




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

     As of June 30, 1999, the Company accrued a liability of $1,600,000 related to certain legal proceedings with a former dealer. In July 1999, the Company agreed to a $1,600,000 settlement with the dealer. The Company agreed to make a cash payment to the dealer, transfer a portion of the shares the Company holds in Immtech, issue the dealer 150,000 shares of the Company's common stock, and transfer certain inventory related to telemetry products no longer sold by the Company. The settlement agreement requires that a broker chosen by the Company sell the Immtech and Company common stock on behalf of the dealer. As of November 30, 1999, the Criticare shares had not been sold due to the halting of trading on October 6, 1999.

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




                                                 Number of   Stock Options  Weighted Avg.
                                                  Shares      Price Range   Exercise Price
Outstanding at July 1, 1996. . . . . . . . . .   1,069,420       1.88-8.50            2.45
     Granted . . . . . . . . . . . . . . . . .     250,500       2.50-5.25            2.64
     Cancelled . . . . . . . . . . . . . . . .    (113,500)      2.00-8.50            3.38
     Exercised . . . . . . . . . . . . . . . .    (162,020)      2.00-2.63            2.47
Outstanding at June 30, 1997 . . . . . . . . .   1,044,400       1.88-5.25            2.40
     Granted . . . . . . . . . . . . . . . . .      60,000       3.00-3.25            3.13
     Cancelled . . . . . . . . . . . . . . . .    (179,200)      2.00-5.25            2.38
     Exercised . . . . . . . . . . . . . . . .     (85,500)      2.00-2.75            2.27
Outstanding at June 30, 1998 . . . . . . . . .     839,700       1.88-3.63            2.50
     Granted . . . . . . . . . . . . . . . . .     993,700       1.50-1.88            1.74
     Cancelled . . . . . . . . . . . . . . . .    (636,800)      1.69-3.00            2.06
     Exercised . . . . . . . . . . . . . . . .      (5,000)           2.06            2.06
Outstanding at June 30, 1999 . . . . . . . . .   1,191,600       1.50-3.00            1.83
Exercisable at June 30, 1999 . . . . . . . . .     560,600       1.50-3.00            2.02

Weighted Average Fair Value of Options Granted
  During the Fiscal Year Ended June 30, 1998 .  $      .23
                                               -----------

     Additionally, on December 11, 1998, the Company repriced 479,700 options outstanding to $1.875 per share. The repricing was considered a forfeiture of the existing options and a grant of new options for the purpose of the table above.

     The following table summarizes information about stock options outstanding as of June 30, 1999:


                                        OPTIONS OUTSTANDING                         Options Exercisable
                                        Weighted Average
                            Shares          Remaining        Weighted           Shares
Range of                  Outstanding      Contractual   Average Exercise    Exercisable     Weighted Average
Exercise Prices        at June 30, 1999     Life-Years        Price        at June 30, 1999   Exercise Price
1.50-1.875                        980,700          3.52  $       1.74              355,700           1.90
2.00-3.00                         210,900          1.15          2.28              204,900           2.21
1.50-3.00                       1,191,600          3.10          1.90              560,600           2.02

     Outstanding options have fixed terms and are exercisable over a period determined by the Compensation Committee of the Company's Board of Directors but no longer than five years after the date of grant.

     At June 30, 1999, 1,412,350 shares of common stock were reserved under the above plans.

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



                                                       YEARS ENDED JUNE 30,
                                                 1999              1998         1997
Net loss-as reported . . . . . . . . .      $   (4,388,171)     $(499,276)  $(2,179,489)
Net loss-pro forma . . . . . . . . . .      $   (4,555,200)     $(779,276)  $(2,325,795)
Net loss per common share-as reported.      $         (.51)     $    (.06)  $      (.30)
Net loss per common share-pro forma. .      $         (.53)     $    (.09)  $      (.32)
Assumptions used:
     Expected volatility . . . . . . .                     15%         14%           58%
     Risk-free interest rate . . . . .                      5%          5%            6%
     Expected option life (in years) .                      3           3             3

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


11.     SEVERANCE  PAY
     During November 1998, the two co-founders of the Company resigned from their positions. The Company has provided each of these individuals with a severance agreement which includes a portion of their salary and fringe benefits for a period which approximates three years and recorded a charge of $810,000 for their severance in the year ended June 30, 1999.


INDEPENDENT  AUDITORS'  REPORT


To  the  Stockholders  and  Directors
Criticare  Systems,  Inc.

We have audited the accompanying consolidated balance sheet of Criticare Systems, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Criticare Systems, Inc. at June 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/  BDO  Seidman,  LLP

Milwaukee,  Wisconsin
November  30,  1999

INDEPENDENT  AUDITORS'  REPORT

To  the  Stockholders  and  Directors  of  Criticare  Systems,  Inc.:

We have audited the accompanying consolidated balance sheet of Criticare Systems, Inc. and subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Criticare Systems, Inc. and subsidiaries at June 30, 1998 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

/s/  Deloitte  &  Touche  LLP
Milwaukee,  Wisconsin
August 20,  1998

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


Item  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
-------      -------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
---------------------

     The Company's change of accountants for the 1999 fiscal year was previously reported in the Company's Current Report on Form 8-K filed on October 13, 1999, as amended on October 25, 1999, and the Company's Current Report on Form 8-K filed on November 5, 1999.

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

          10.19*+    Employment  Agreement  of  Stephen  D.  Okland.

          10.20*+    Employment  Agreement  of  Drew  M.  Diaz.

          10.21*+    Employment  Agreement  of  Gloria  Najera.

          10.22*+    Amendment  to  Employment  Agreement  of  Gloria  Najera.

          21+     Subsidiaries.

          23.1    Consent  of  BDO  Seidman,  LLP

          23.2    Consent  of  Deloitte  &  Touche  LLP

          24+     Power  of Attorney (incorporated by reference to the signature page  hereof).


          27+     Financial  Data  Schedule.

__________________
*  Management  contract  or  compensatory  plan  or  arrangement.
+  Previously  filed.

(b)     Reports  on  Form  8-K.

     The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

(c)     Exhibits.

     The response to this portion of Item 14 is submitted as a separate section of this report.

(d)     Financial  Statement  Schedules.


     The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A2 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CRITICARE  SYSTEMS,  INC.

                                            By  /s/  Emil  H.  Soika
                                                --------------------
                                                Emil  H.  Soika,  President
                                                and  Chief  Executive  Officer

                                                Date:  December 6,  1999



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                                    Title                         Date
----------------------------  ------------------------------------  ----------------

/s/ Emil H. Soika             President, Chief Executive Officer    December 6, 1999
----------------------------  and Director (Principal Executive
Emil H. Soika                 Officer)

/s/ Joseph M. Siekierski      Vice President-Finance and Secretary  December 6, 1999
----------------------------  (Principal Financial and Accounting
Joseph M. Siekierski          Officer)


*                             Chairman of the Board and Director    December 6, 1999
----------------------------
Karsten Houm

*                             Director                              December 6, 1999
----------------------------
Milton Datsopoulos

*                             Director                              December 6, 1999
----------------------------
Gerhard J. Von der Ruhr

*                             Director                              December 6, 1999
----------------------------
N.C. Joseph Lai

*BY /s/ Emil H. Soika                                               December 6, 1999
    -------------------------
    Emil H. Soika
    Attorney-in-Fact
    Pursuant to Power of Attorney

INDEPENDENT  AUDITORS'  REPORT

To  the  Stockholders  and  Directors
Criticare  Systems,  Inc.

We have audited the consolidated financial statements of Criticare Systems, Inc. and subsidiaries as of June 30, 1999, and have issued our report thereon dated November 30, 1999; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule, as it relates to the year ended June 30, 1999, of Criticare Systems, Inc. listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  BDO  Seidman,  LLP

Milwaukee,  Wisconsin
November  30,  1999

INDEPENDENT  AUDITORS'  REPORT

To the Stockholders and Directors of Criticare Systems, Inc.:

We have audited the consolidated financial statements of Criticare Systems, Inc. and subsidiaries as of June 30, 1998, and for each of the two years in the period ended June 30, 1998, and have issued our report thereon dated August 20, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Criticare Systems, Inc. for each of the two years in the period ended June 30, 1998 listed in Item
14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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