Form 10-Q
period 1999-09-30
CRITICARE SYSTEMS INC /DE/
filed 1999-12-09
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                    Form 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  September  30,  1999
     --------------------------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

For  the  transition  period  from  ____________  to  ____________

                         Commission file number -0-16061
                                                --------

                             CRITICARE SYSTEMS, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                39-1501563
           -----------------                    -------------------------
    (State or other jurisdiction               (IRS Employer Identification No.)
of  incorporation  or  organization)

20925 Crossroads Circle, Waukesha, Wisconsin                    53186
--------------------------------------------                  ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's  telephone  number  including  area  code  (414)  798-8282
                                                        ----------------

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

Number of shares outstanding of each class of the registrant's classes of common stock as of December 8, 1999: Class A Common Stock 8,706,151 shares.

Item 1.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

                                   (UNAUDITED)



                                                           September 30,     June 30,
                                                               1999            1999
                                                          ---------------  ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents. . . . . . . . . . . . . . .  $    2,426,284   $ 2,511,078
  Accounts receivable. . . . . . . . . . . . . . . . . .       5,828,830     6,358,487
  Other receivables. . . . . . . . . . . . . . . . . . .          55,949        83,106
  Inventory. . . . . . . . . . . . . . . . . . . . . . .       8,425,045     8,510,975
  Prepaid expenses . . . . . . . . . . . . . . . . . . .         243,826       192,290
                                                          ---------------  ------------
    TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . .      16,979,934    17,655,936
                                                          ---------------  ------------

PROPERTY, PLANT AND EQUIPMENT - NET. . . . . . . . . . .       6,275,479     6,274,060
                                                          ---------------  ------------

LICENSE RIGHTS AND PATENTS - NET . . . . . . . . . . . .         107,492       111,991
                                                          ---------------  ------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . .  $   23,362,905   $24,041,987
                                                          ---------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . .  $    2,205,023   $ 3,078,020
  Accrued liabilities:
    Compensation and commissions . . . . . . . . . . . .       1,024,877     1,446,614
    Product warranties . . . . . . . . . . . . . . . . .         450,000       325,000
    Lawsuit settlement . . . . . . . . . . . . . . . . .         600,000     1,600,000
    Deferred income. . . . . . . . . . . . . . . . . . .               -       380,000
    Other. . . . . . . . . . . . . . . . . . . . . . . .         435,813       412,395
  Current maturities of long-term debt . . . . . . . . .          75,319        73,893
                                                          ---------------  ------------
  TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .       4,791,032     7,315,922
                                                          ---------------  ------------

LONG-TERM DEBT, less current maturities. . . . . . . . .       3,345,334     3,364,356
                                                          ---------------  ------------

OTHER LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . .         634,353       650,000
                                                          ---------------  ------------

STOCKHOLDERS' EQUITY
  Preferred stock. . . . . . . . . . . . . . . . . . . .               -             -
  Common stock . . . . . . . . . . . . . . . . . . . . .         348,246       348,246
  Additional paid-in capital . . . . . . . . . . . . . .      17,960,363    17,960,363
  Common stock held in treasury 103,840 shares - at cost        (193,430)     (193,430)
  Retained earnings (accumulated deficit). . . . . . . .      (3,522,993)   (5,403,470)
                                                          ---------------  ------------
  TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .      14,592,186    12,711,709
                                                          ---------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . .  $   23,362,905   $24,041,987
                                                          ---------------  ------------



See  condensed  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (UNAUDITED)



                                                         1999         1998
                                                      -----------  -----------

NET SALES. . . . . . . . . . . . . . . . . . . . . .  $6,603,337   $6,724,424

COST OF GOODS SOLD . . . . . . . . . . . . . . . . .   3,614,526    3,465,408
                                                      -----------  -----------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . .   2,988,811    3,259,016
                                                      -----------  -----------

OPERATING EXPENSES:
  Marketing. . . . . . . . . . . . . . . . . . . . .   1,606,379    2,218,182
  Research, development and engineering. . . . . . .     711,456      747,560
  Administrative . . . . . . . . . . . . . . . . . .     514,000      507,469
                                                      -----------  -----------
  TOTAL. . . . . . . . . . . . . . . . . . . . . . .   2,831,835    3,473,211
                                                      -----------  -----------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . . . . .     156,976     (214,195)
                                                      -----------  -----------

OTHER INCOME (EXPENSE):
  Interest expense . . . . . . . . . . . . . . . . .     (65,781)     (78,373)
  Interest income. . . . . . . . . . . . . . . . . .      29,281       22,745
  Gain on sale of Immtech International, Inc. stock.   1,760,000            -
  Equity in the loss of investments. . . . . . . . .           -     (150,000)
                                                      -----------  -----------
  TOTAL. . . . . . . . . . . . . . . . . . . . . . .   1,723,500     (205,628)
                                                      -----------  -----------


INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . .   1,880,476     (419,823)

INCOME TAX PROVISION . . . . . . . . . . . . . . . .           -            -
                                                      -----------  -----------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . .   1,880,476     (419,823)
                                                      -----------  -----------

NET INCOME (LOSS) PER COMMON SHARE:

  Basic. . . . . . . . . . . . . . . . . . . . . . .  $      .22   $     (.05)
  Diluted. . . . . . . . . . . . . . . . . . . . . .  $      .21   $     (.05)
                                                      -----------  -----------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:

  Basic. . . . . . . . . . . . . . . . . . . . . . .   8,706,151    8,715,151
  Diluted. . . . . . . . . . . . . . . . . . . . . .   8,921,806    8,715,151
                                                      -----------  -----------



See  condensed  notes  to  consolidated  financial  statements.

                            CRITICARE  SYSTEMS, INC,
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998






                                                                  1999         1998
                                                              ------------  -----------
OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . .  $ 1,880,476   $ (419,823)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
     Depreciation and amortization . . . . . . . . . . . . .      236,283      232,230
     Equity in loss of investments . . . . . . . . . . . . .            -      150,000
     Gain on sale of Immtech International, Inc. stock . . .   (1,760,000)           -
Changes in assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . .      529,657     (231,951)
     Other receivables . . . . . . . . . . . . . . . . . . .       27,157      117,395
     Inventories . . . . . . . . . . . . . . . . . . . . . .      (68,690)    (768,579)
     Prepaid expenses. . . . . . . . . . . . . . . . . . . .      (51,536)     (80,124)
     Accounts payable. . . . . . . . . . . . . . . . . . . .     (872,997)     697,212
     Accrued liabilities . . . . . . . . . . . . . . . . . .   (1,668,965)      52,812
                                                              ------------  -----------
Net cash (used in) operating activities. . . . . . . . . . .   (1,748,615)    (250,828)
                                                              ------------  -----------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net. . . . . . .      (78,583)    (141,945)
Proceeds from the sale of Immtech International, Inc. stock.    1,760,000            -
Advances to Immtech International, Inc.. . . . . . . . . . .            -     (150,000)
                                                              ------------  -----------
Net cash provided by (used in) investing activities. . . . .    1,681,417     (291,945)
                                                              ------------  -----------

FINANCING ACTIVITIES:
Principal payments on long-term debt . . . . . . . . . . . .      (17,596)     (26,364)
                                                              ------------  -----------
Net cash used in financing activities. . . . . . . . . . . .      (17,596)     (26,364)
                                                              ------------  -----------

(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . .      (84,794)    (569,137)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . . .    2,511,078    2,729,998
                                                              ------------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . .  $ 2,426,284   $2,160,861
                                                              ------------  -----------




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


3.  Inventory  Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at September 30, 1999 and June 30, 1999, respectively:



                     September 30,    June 30,
                          1999          1999
                     --------------  ----------
  Component parts .  $    3,938,706  $3,790,728
  Work in process .       1,296,593   1,261,709
  Finished units. .       3,189,746   3,458,538
                     --------------  ----------
  Total inventories  $    8,425,045  $8,510,975
                     --------------  ----------

                             CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

4.  Property,  Plant  and  Equipment

Property,  plant  and  equipment  consist  of  the  following:



                                        September 30,    June 30,
                                             1999          1999
                                        --------------  -----------
  Land and building. . . . . . . . . .  $    4,525,000  $ 4,525,000
  Machinery and equipment. . . . . . .       2,070,673    2,051,442
  Furniture and fixtures . . . . . . .         834,095      819,579
  Demonstration and loaner monitors. .       1,571,513    1,416,893
  Production tooling . . . . . . . . .       2,203,214    2,158,378
                                        --------------  -----------
  Property, plant and equipment - cost      11,204,495   10,971,292
  Less accumulated depreciation. . . .       4,929,016    4,697,232
                                        --------------  -----------
  Property, plant and equipment - net.  $    6,275,479  $ 6,274,060
                                        --------------  -----------

Item 2.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                 Three Months Ended September 30, 1999 and 1998

Results  of  Operations
-----------------------

Net sales for the three months ended September 30, 1999 decreased 2% to $6.6 million from $6.7 million for the same period in fiscal 1999. The decrease in sales can be attributed to a decrease in accessory sales.

The gross profit percentage decreased from 48% for the quarter ended September 30, 1998 to 45% for the quarter ended September 30, 1999. The decrease in the gross profit percentage can be attributed to product mix and pricing competition. The Company expects to experience a slight decrease in gross profit until a new family of monitors are introduced later in fiscal 2000. It is expected that sales of these new monitors will be at higher gross margins than the Company is currently experiencing

Operating expenses decreased approximately $641,000, or 18%, for the quarter ended September 30, 1999 when compared with the same period in fiscal 1999. This cost reduction is a direct result of the Company's restructuring plan that became effective July 1, 1999. Marketing expenses decreased approximately $612,000 when compared to the same period in fiscal 1999. This decrease is due to a reduction of payroll costs, travel and entertainment expenses and trade show expenses. Research, development and engineering expenses for the quarter ended September 30, 1999 decreased approximately $36,000 when compared to the same period in fiscal 1999. This decrease relates to expenses incurred for the development of new products which were released during the third and fourth quarters of fiscal 1999. Administrative expenses were relatively consistent with those recorded in the same period of fiscal 1999.

Net non-operating income was $1,723,500 for the three months ended September 30, 1999 compared to net non-operating expenses of $205,628 for the same period in fiscal 1999. The significant increase in non-operating income is due to the sale of a portion of the stock held in Immtech International, Inc. This sale took place in a private placement. The $150,000 equity in loss of investments recorded in the three months ended September 30, 1998 relates to the purchase of certain intangible assets and an additional 86,207 shares (after giving effect to a reverse stock split) of Immtech International, Inc. common stock. Since this investment is accounted for on the equity method, the purchase price was expensed.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                 Three Months Ended September 30, 1999 and 1998

The net income of $1,880,476 for the three months ended September 30, 1999 represents a significant improvment from the net loss of $419,823 recorded for the three months ended September 30, 1998. This increased profitability is due to the sale of the Immtech stock and the decrease in operating expenses.

Liquidity
---------

At September 30, 1999, the Company had a cash balance of approximately $2,400,000 and no short-term borrowings. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations and, if needed, periodic utilization of the $4,000,000 line of credit currently in place. At September 30, 1999, there were no borrowings outstanding under the line of credit.

The  Company  currently  holds  an  investment  in  Immtech  International, Inc.
("Immtech"). Immtech's common stock is currently traded on the Nasdaq SmallCap Market. As part of Immtech's initial public offering, the Company signed a lock-up agreement. All terms of the lock-up have been met other than the holding period which continues until April 2000.

Year  2000  Preparations
------------------------

The Company has developed a plan to address company-wide Year 2000 readiness. The Year 2000 issue relates to computer hardware and software and other systems designed to use two digits rather than four digits to define the applicable year. As a result, the Year 2000 would be translated as two zeroes. Because the Year 1900 could also be translated as two zeroes, systems which use two digits could read the date incorrectly for a number of date-sensitive applications resulting in potential calculation errors or the shutdown of major systems. The Company has updated its internal computer software, other information technology and other operating systems for the purposes of Year 2000 compliance. The Company also addressed the Year 2000 compliance of the Company's new and existing products. The Company substantially completed its Year 2000 compliance plan during November 1999 and the costs to become Year 2000 compliant were not material to its financial condition or results of operations. The Company incurred approximately $350,000 of costs related to Year 2000 readiness.

The Company's operations may also be adversely affected to the extent that suppliers and other third parties are not Year 2000 compliant. The Company has circulated surveys to its key third party vendors to assess the Year 2000 compliance status of the operating systems of such vendors and the potential impact on the Company of non-compliance.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                 Three Months Ended September 30, 1999 and 1998


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

Forward  Looking  Statements
----------------------------

A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances and developments. These include anticipated product introductions, expected future financial results, liquidity needs, financing ability, Year 2000 compliance, management's or the Company's expectations and beliefs and similar matters discussed in Management's Discussion and Analysis or elsewhere in this report. The discussions of such matters and subject areas are qualified by the inherent risk and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience.

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

                           PART II - OTHER INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K.
          --------------------------------------

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

            3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

            4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

            27      Financial  Data  Schedule.

     (b)    Reports  on  Form  8-K:  none  in the first quarter of fiscal 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CRITICARE  SYSTEMS,  INC.
                                               (Registrant)

Date       12/09/99           BY  /s/  Joseph  M.  Siekierski
-------------------               ---------------------------
                                    Joseph  M.  Siekierski
                                    Vice  President  -  Finance
                                    (Chief  Accounting  Officer  and
                                    Duly  Authorized  Officer)