Form 10-Q
period 1999-12-31
CRITICARE SYSTEMS INC /DE/
filed 2000-02-11
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                    Form 10-Q

  X    QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE  ACT  OF  1934
       For  the  quarterly  period  ended  December  31,  1999
                                          ---------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934
       For  the  transition  period  from                to
                                           ------------      ------------
                         Commission file number -0-16061
                                                --------

                            CRITICARE SYSTEMS, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   39-1501563
       -----------------                               ----------
  (State or other jurisdiction               (IRS Employer Identification No.)
  of  incorporation  or  organization)

20925 Crossroads Circle, Waukesha, Wisconsin              53186
----------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

Registrant's  telephone  number  including  area  code  (414) 798-8282
                                                        ---------------

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

Number of shares outstanding of each class of the registrant's classes of common stock as of February 10, 2000: Class A Common Stock 8,736,151 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 1999
                                   (UNAUDITED)



                                                            December 31,     June 30,
ASSETS                                                          1999           1999
                                                           --------------  ------------
CURRENT ASSETS:
Cash and cash equivalents . . . . . . . . . . . . . . . .  $   2,114,468   $ 2,511,078
Accounts receivable . . . . . . . . . . . . . . . . . . .      6,393,348     6,358,487
Other receivables . . . . . . . . . . . . . . . . . . . .          4,261        83,106
Inventory . . . . . . . . . . . . . . . . . . . . . . . .      8,350,562     8,510,975
Prepaid expenses. . . . . . . . . . . . . . . . . . . . .        407,345       192,290
---------------------------------------------------------  --------------  ------------
Total current assets. . . . . . . . . . . . . . . . . . .     17,269,984    17,665,936
---------------------------------------------------------  --------------  ------------

PROPERTY, PLANT AND EQUIPMENT - NET . . . . . . . . . . .      6,400,636     6,274,060
---------------------------------------------------------  --------------  ------------

INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . .              -             -
---------------------------------------------------------  --------------  ------------

LICENSE RIGHTS AND PATENTS. . . . . . . . . . . . . . . .        102,991       111,991
---------------------------------------------------------  --------------  ------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .  $  23,773,611   $24,041,987
---------------------------------------------------------  --------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable. . . . . . . . . . . . . . . . . . . . .  $   2,484,663   $ 3,078,020
Accrued liabilities:
  Compensation and commissions. . . . . . . . . . . . . .      1,130,036     1,446,414
  Product warranties. . . . . . . . . . . . . . . . . . .        450,000       325,000
  Lawsuit settlement. . . . . . . . . . . . . . . . . . .        300,000     1,600,000
  Deferred income . . . . . . . . . . . . . . . . . . . .              -       380,000
  Other . . . . . . . . . . . . . . . . . . . . . . . . .        344,713       412,395
Current maturities of long-term debt. . . . . . . . . . .         76,279        73,893
---------------------------------------------------------  --------------  ------------
Total current liabilities . . . . . . . . . . . . . . . .      4,785,691     7,315,922
---------------------------------------------------------  --------------  ------------

LONG-TERM DEBT, less current maturities . . . . . . . . .      3,325,726     3,364,356
---------------------------------------------------------  --------------  ------------

OTHER LONG-TERM OBLIGATIONS . . . . . . . . . . . . . . .        571,571       650,000
---------------------------------------------------------  --------------  ------------

STOCKHOLDERS' EQUITY
Preferred stock . . . . . . . . . . . . . . . . . . . . .              -             -
Common stock. . . . . . . . . . . . . . . . . . . . . . .        348,246       348,246
Additional paid-in capital. . . . . . . . . . . . . . . .     17,960,363    17,960,363
Common stock held in treasury (103,840 shares) - at cost.       (193,430)     (193,430)
Retained earnings (accumulated deficit) . . . . . . . . .     (3,024,556)   (5,403,470)
---------------------------------------------------------  --------------  ------------
Total stockholders' equity. . . . . . . . . . . . . . . .     15,090,623    12,711,709
---------------------------------------------------------  --------------  ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .  $  23,773,611   $24,041,987
---------------------------------------------------------  --------------  ------------



See  condensed  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (UNAUDITED)



                                                        1999          1998
                                                    ------------  ------------

NET SALES. . . . . . . . . . . . . . . . . . . . .  $13,504,036   $14,014,480

COST OF GOODS SOLD . . . . . . . . . . . . . . . .    7,373,259     7,192,945
--------------------------------------------------  ------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . . . . .    6,130,777     6,821,535
--------------------------------------------------  ------------  ------------

OPERATING EXPENSES:
Marketing. . . . . . . . . . . . . . . . . . . . .    3,543,432     4,479,724
Research, development and engineering. . . . . . .    1,564,662     1,488,262
Administrative . . . . . . . . . . . . . . . . . .    1,080,671     1,220,137
Restructuring expenses - severance pay . . . . . .            -       728,000
--------------------------------------------------  ------------  ------------
Total. . . . . . . . . . . . . . . . . . . . . . .    6,188,765     7,916,123
--------------------------------------------------  ------------  ------------

(LOSS) FROM OPERATIONS . . . . . . . . . . . . . .      (57,988)   (1,094,588)
--------------------------------------------------  ------------  ------------

OTHER INCOME (EXPENSE):
Interest expense . . . . . . . . . . . . . . . . .     (130,513)     (158,251)
Interest income. . . . . . . . . . . . . . . . . .       67,413        36,445
Equity in loss of investments. . . . . . . . . . .            -      (150,000)
Gain on sale of Immtech International, Inc. stock.    2,500,000             -
--------------------------------------------------  ------------  ------------
Total. . . . . . . . . . . . . . . . . . . . . . .    2,436,900      (271,806)
--------------------------------------------------  ------------  ------------

INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . .    2,378,912    (1,366,394)
--------------------------------------------------  ------------  ------------

INCOME TAX PROVISION . . . . . . . . . . . . . . .            -             -
--------------------------------------------------  ------------  ------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . .  $ 2,378,912   $(1,366,394)
--------------------------------------------------  ------------  ------------

EARNINGS (LOSS) PER COMMON SHARE:
Basic. . . . . . . . . . . . . . . . . . . . . . .  $      0.27   $     (0.16)
Diluted. . . . . . . . . . . . . . . . . . . . . .         0.26         (0.16)
--------------------------------------------------  ------------  ------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Basic. . . . . . . . . . . . . . . . . . . . . . .    8,707,809     8,701,151
Diluted. . . . . . . . . . . . . . . . . . . . . .    9,004,686     8,701,151
--------------------------------------------------  ------------  ------------




See  condensed  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                   (UNAUDITED)



                                                       1999         1998
                                                    -----------  -----------
NET SALES. . . . . . . . . . . . . . . . . . . . .  $6,900,699   $7,290,056

COST OF GOODS SOLD . . . . . . . . . . . . . . . .   3,758,733    3,727,537
--------------------------------------------------  -----------  -----------

GROSS PROFIT . . . . . . . . . . . . . . . . . . .   3,141,966    3,562,519
--------------------------------------------------  -----------  -----------

OPERATING EXPENSES:
Marketing. . . . . . . . . . . . . . . . . . . . .   1,937,053    2,261,542
Research, development and engineering. . . . . . .     853,206      740,702
Administrative . . . . . . . . . . . . . . . . . .     566,670      712,669
Restructuring expense - severance pay. . . . . . .           -      728,000
--------------------------------------------------  -----------  -----------
Total. . . . . . . . . . . . . . . . . . . . . . .   3,356,929    4,442,913
--------------------------------------------------  -----------  -----------

(LOSS) FROM OPERATIONS . . . . . . . . . . . . . .    (214,963)    (880,394)
--------------------------------------------------  -----------  -----------

OTHER INCOME (EXPENSE):
Interest expense . . . . . . . . . . . . . . . . .     (64,732)     (79,877)
Interest income. . . . . . . . . . . . . . . . . .      38,131       13,701
Gain on sale of Immtech International, Inc. stock.     740,000            -
--------------------------------------------------  -----------  -----------
Total. . . . . . . . . . . . . . . . . . . . . . .     713,399      (66,176)
--------------------------------------------------  -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . .     498,436     (946,570)
--------------------------------------------------  -----------  -----------

INCOME TAX PROVISION . . . . . . . . . . . . . . .           -            -
--------------------------------------------------  -----------  -----------

NET INCOME (LOSS). . . . . . . . . . . . . . . . .  $  498,436   $ (946,570)
--------------------------------------------------  -----------  -----------

EARNINGS (LOSS) PER COMMON SHARE:
Basic. . . . . . . . . . . . . . . . . . . . . . .  $     0.06   $    (0.11)
Diluted. . . . . . . . . . . . . . . . . . . . . .        0.06        (0.11)
--------------------------------------------------  -----------  -----------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Basic. . . . . . . . . . . . . . . . . . . . . . .   8,707,809    8,701,151
Diluted. . . . . . . . . . . . . . . . . . . . . .   9,004,686    8,701,151
--------------------------------------------------  -----------  -----------




See  condensed  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


                                     (UNAUDITED)

                                                               1999          1998
                                                           ------------  ------------
OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . . .  $ 2,378,912   $(1,366,394)
Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
       Depreciation . . . . . . . . . . . . . . . . . . .      450,843       458,040
       Amortization . . . . . . . . . . . . . . . . . . .        9,000         9,000
       Equity in loss of investments. . . . . . . . . . .            -       150,000
       Gain on sale of Immtech International, Inc. stock.   (2,500,000)            -
       Changes in assets and liabilities:
          Accounts receivable . . . . . . . . . . . . . .      (34,861)     (230,045)
          Other receivables . . . . . . . . . . . . . . .       78,845       204,425
          Inventories . . . . . . . . . . . . . . . . . .      (99,794)   (1,274,859)
          Prepaid expenses. . . . . . . . . . . . . . . .     (215,055)      155,110
          Accounts payable. . . . . . . . . . . . . . . .     (593,357)    1,312,747
          Accrued liabilities . . . . . . . . . . . . . .   (2,017,687)      839,360
---------------------------------------------------------  ------------  ------------
Net cash (used in) provided by operating activities . . .   (2,543,154)      257,384
---------------------------------------------------------  ------------  ------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment. . . . . . . .     (317,212)     (148,403)
Proceeds from sale of Immtech International, Inc. stock .    2,500,000             -
Advances to Immtech International, Inc. . . . . . . . . .            -      (150,000)
---------------------------------------------------------  ------------  ------------
Net cash provided by (used in) investing activities . . .    2,182,788      (298,403)
---------------------------------------------------------  ------------  ------------

FINANCING ACTIVITIES:
Principal payments on long-term debt. . . . . . . . . . .      (36,244)      (53,368)
Repurchase of Company stock . . . . . . . . . . . . . . .            -      (103,549)
---------------------------------------------------------  ------------  ------------
Net cash used in financing activities . . . . . . . . . .      (36,244)     (156,917)
---------------------------------------------------------  ------------  ------------

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . .     (396,610)     (197,936)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . . .    2,511,078     2,729,998
---------------------------------------------------------  ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . . .  $ 2,114,468   $ 2,532,062
---------------------------------------------------------  ------------  ------------



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


3.  INVENTORY  VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at December 31, 1999 and June 30, 1999, respectively:



                     December 31,     June 30,
                         1999          1999
                     -------------  ----------
  Component parts .  $   3,971,541  $3,790,728
  Work in process .      1,197,266   1,261,709
  Finished units. .      3,181,755   3,458,538
-------------------  -------------  ----------
  Total inventories  $   8,350,562  $8,510,975
-------------------  -------------  ----------

                             CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

4.  INVESTMENTS

During August, September and October, 1999, the Company sold 500,000 shares of Immtech International, Inc. ("Immtech") stock for $2,500,000 in a private placement. The funds were used primarily to settle a long-standing lawsuit which was settled in July, 1999. The Company holds approximately 460,000 shares of Immtech stock which had a market value of approximately $13,000,000 at December 31, 1999. These shares are subject to certain lock-up provisions which do not allow the Company to sell any of these sales in the open market until April, 2000. The market value of these shares could change substantially due to overall market risk.

5.  PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  consist  of  the  following:



                                        December 31,     June 30,
                                            1999           1999
                                        -------------  -----------
  Land and building. . . . . . . . . .  $   4,525,000  $ 4,525,000
  Machinery and equipment. . . . . . .      2,115,511    2,051,442
  Furniture and fixtures . . . . . . .        901,830      819,579
  Demonstration and loaner monitors. .      1,677,100    1,416,893
  Production tooling . . . . . . . . .      2,329,270    2,158,378
--------------------------------------  -------------  -----------
  Property, plant and equipment - cost     11,548,711   10,971,292
  Less accumulated depreciation. . . .      5,148,075    4,697,232
--------------------------------------  -------------  -----------
  Property, plant and equipment - net.  $   6,400,636  $ 6,274,060
--------------------------------------  -------------  -----------




6.  CONTINGENCIES

The Company is involved in lawsuits that have arisen from the normal conduct of business. These proceedings are handled by outside counsel. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                   Six Months Ended December 31, 1999 and 1998

RESULTS  OF  OPERATIONS
-----------------------

Net sales for the six months ended December 31, 1999 decreased 3.6% to $13.5 million from $14.0 million for the same period in fiscal 1999. This decrease in revenue is due to a reduction in OEM sales to a major customer partially offset by an increase in international sales. The Company expects sales to the major OEM customer discussed above to improve in the second half of fiscal 2000. See "Forward-Looking Statements" below.

The gross profit percentage for the six months ended December 31, 1999 was 45.4%. This represents a decrease from the gross profit of 48.7% recorded in the same period of fiscal 1999. This decrease is due primarily to continued price competition. The Company expects to see improvement in its gross profit percentage upon the release of the new products currently in development. These products are expected to be released in the third and fourth quarters of fiscal 2000. See "Forward-Looking Statements" below.

Operating expenses decreased approximately $1.7 million. Marketing expenses decreased approximately $936,000 when compared to the same period in fiscal 1999 due primarily to decreased commissions which corresponds to the decreased sales, decreased payroll and related travel expenses due to a reduction in direct sales people as more dealers were added. Also, expenses were reduced as a result of closing the sales office in Germany. Research, development and engineering expense increased approximately $76,000 related to additional outside contract and project expense which are all associated with the new products under development. Administrative expenses decreased approximately $139,000 in the six months ended December 31, 1999 when compared to the same period in fiscal 1999. This decrease is due primarily to decreased litigation expense related to the settlement of a long-standing lawsuit. The decreased litigation costs were partially offset by reaudit costs incurred as a result of the resignation of the Company's former auditors. The Company also recorded a restructuring charge of $728,000 during the six months ended December 31, 1998. This restructuring charge relates to severance pay and other benefits payable to the two co-founders of the Company. Both of these individuals resigned from their positions with the Company in November, 1998. The severance accrual includes a portion of their respective salary and fringe benefits for a period which approximates three years.

The loss from operations decreased approximately $1,037,000 for the six months ended December 31, 1999 when compared to the same period in fiscal 1999 due to the restructuring charge for severance pay and other benefits recorded in fiscal 1999 and the decrease in operating expenses which are a result of the Company's restructuring plan implemented in July 1999.

Net non-operating income was approximately $2,400,000 for the six months ended December 31, 1999. Net non-operating expenses were approximately $272,000 for the same period in fiscal 1999. The significant change is due to the private placement sale of 500,000 Immtech shares for $2,500,000.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                  Three Months Ended December 31, 1999 and 1998

RESULTS  OF  OPERATIONS
-----------------------

Net sales for the three months ended December 31, 1999 decreased 5.3% to $6.9 million from $7.3 million for the same period in fiscal 1999. The decrease in revenue is due to a reduction in OEM sales to a major customer, partially offset by an increase in international sales. The Company expects sales to the major OEM customer to improve in the last six months of fiscal 2000. See "Forward-Looking Statements."

The gross profit percentage of 45.5% for the three months ended December 31, 1999 represents a decrease from the 48.9% gross profit percentage reported in the same period of the previous fiscal year. The decrease in margins is due to continued price competition. The Company expects to see improved margins upon the release of the new products currently being developed and scheduled for release in the third and fourth quarter of fiscal 2000. See "Forward-Looking Statements."

Operating expenses decreased approximately $1.1 million. Marketing expenses decreased approximately $324,000 when compared to the same period in fiscal 1999 due primarily to a reduction in payroll and related travel and entertainment costs due a reduction in direct sales people as more dealers are added. Research, development and engineering expense increased approximately $113,000 related to outside contract and project expense which are all associated with the new products under development. Administrative expenses decreased approximately $146,000 in the three months ended December 31, 1999 when compared to the same period in fiscal 1999. This decrease is due primarily to decreased legal fees resulting from the settlement of a long-standing lawsuit. The decrease in legal fees was partially offset by reaudit fees incurred as a result of the resignation of the Company's former auditors. The Company also recorded a restructuring charge of $728,000 during the six months ended December 31, 1998. This restructuring charge relates to severance pay and other benefits payable to the two co-founders of the Company. Both of these individuals resigned from their positions with the Company in November, 1998. The severance accrual includes a portion of their respective salary and fringe benefits for a period which approximates three years.

The loss from operations decreased approximately $665,000 for the three months ended December 31, 1999 when compared to the same period in fiscal 1999 due to the restructuring charge for severance pay and other benefits recorded in fiscal 1999 and reduced spending in fiscal 2000, partially offset by the decrease in revenue and gross profit.

Net non-operating income was approximately $713,000 for the three months ended December 31, 1999 compared to net non-operating expenses of $66,000 recorded in the same period of fiscal 1999. The significant change is due to the private placement sale of 148,000 Immtech shares for $740,000.

The Company believes that its results in the quarter ended December 31, 1999 were negatively affected due to the time and attention expended by management and other direct and indirect costs relating to the halt in trading of the Company's shares on Nasdaq pending refiling of the Company's Annual Report on Form 10-K for fiscal 1999.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition


LIQUIDITY
---------

During the six months ended December 31, 1999, the Company recorded negative cash flow from operations of approximately $2.5 million and had a cash balance of approximately $2.1 and no short term borrowings. The Company's negative cash flow resulted primarily from the settlement of a long-standing lawsuit. Proceeds for this settlement were obtained from the sale of 500,000 shares of Immtech stock for $2.5 million in a private placement sale. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations and periodic utilization of a $4,000,000 line of credit currently in place, if necessary.

The Company currently holds an investment in Immtech. Immtech's common stock is currently traded on the Nasdaq SmallCap Market. As part of Immtech's initial public offering, the Company signed a lock-up agreement. All terms of the lock-up have been met other than the holding period which continues until April 2000.

YEAR  2000  COMPLIANCE
----------------------

The Company's internal systems have experienced no material Year 2000 compliance related problems. In addition, the Company is not aware of any Year 2000 related issues with any of its customers, suppliers or other third parties with whom the Company has business relationships. The Company does not believe at this time that potential Year 2000 issues will materially affect the Company's business, although no assurance can be given that this will be the case.

FORWARD  LOOKING  STATEMENTS
----------------------------

This report contains certain forward-looking statements. Such statements refer to the Company's opinion, belief or expectation. Forward-looking are subject to certain risk and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, the uncertainties inherent in litigation, the timing of new product introductions, the ability of the Company to realize expected improvements in gross margin from new product introductions, competition in the Company's markets, the Company's ability to achieve the expected improvement in sales from a major OEM customer, delays in customer delivery requirements and general economic conditions in the Company's market segments.

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

          3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          27     Financial  Data  Schedule.


(b) Reports on Form 8-K. The Company filed three reports on Form 8-K during the quarter ended December 31, 1999.

The Company filed a Form 8-K on October 6, 1999, to report pursuant to Item 5 of Form 8-K that the Company had issued a press release to notify investors that the Company did not have an audit report with respect to the financial statements contained in its Form 10-K filed on September 28, 1999.

The Company filed a Form 8-K on October 13, 1999, to report pursuant to Item 4 of Form 8-K that Deloitte & Touche LLP had resigned as independent accountants for the Company on October 5, 1999. The Company filed an amendment to this Form 8-K on October 25, 1999, to include the letter from Deloitte & Touche LLP regarding the change in accountants as Exhibit 16.1.

The Company filed a Form 8-K on November 5, 1999, to report pursuant to Item 4 of Form 8-K the appointment of BDO Seidman, LLP as independent accountants for the Company on November 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CRITICARE  SYSTEMS,  INC.
                                      (Registrant)

Date       02/11/00                    BY /s/ Joseph M. Siekierski
-------------------                      -------------------------
                                         Joseph  M.  Siekierski
                                         Vice  President  -  Finance
                                         (Chief  Accounting  Officer  and
                                         Duly  Authorized  Officer)