Form 10-Q
period 2000-03-31
CRITICARE SYSTEMS INC /DE/
filed 2000-05-15
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                    Form 10-Q

  X     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  March  31,  2000
                                           ------------------

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

Registrant's  telephone  number  including  area  code  (262)  798-8282
                                                        ---------------

                                     N/A
-------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.                        Yes   X  No
                                                                   ----   -----

Number of shares outstanding of each class of the registrant's classes of common stock as of March 31, 2000: Class A Common Stock 8,969,251 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2000 AND JUNE 30, 1999

                                   (UNAUDITED)



                                                                      March 31,      June 30,
                                                                         2000          1999
                                                                     ------------  ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, less allowance for doubtful accounts of
  $382,257 and $375,000, respectively . . . . . . . . . . . . . . .  $   732,984   $ 2,511,078
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .    6,553,737     6,358,487
Other receivables . . . . . . . . . . . . . . . . . . . . . . . . .      124,437        83,106
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,143,623     8,510,975
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .      235,002       192,290
                                                                     ------------  ------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . .   16,789,783    17,655,936
                                                                     ------------  ------------

PROPERTY, PLANT AND EQUIPMENT - NET . . . . . . . . . . . . . . . .    6,109,754     6,274,060
                                                                     ------------  ------------

LICENSE RIGHTS AND PATENTS - NET. . . . . . . . . . . . . . . . . .       98,491       111,991
                                                                     ------------  ------------

TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $22,998,028   $24,041,987
                                                                     ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,809,111   $ 3,078,020
Accrued liabilities:
  Compensation and commissions. . . . . . . . . . . . . . . . . . .    1,280,712     1,446,614
  Product warranties. . . . . . . . . . . . . . . . . . . . . . . .      325,000       325,000
  Lawsuit settlement. . . . . . . . . . . . . . . . . . . . . . . .            -     1,600,000
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . . .            -       380,000
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      351,810       412,395
Current maturities of long-term debt. . . . . . . . . . . . . . . .       78,910        73,893
                                                                     ------------  ------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . .    4,845,543     7,315,922
                                                                     ------------  ------------

LONG-TERM DEBT, less current maturities . . . . . . . . . . . . . .    3,304,103     3,364,356
                                                                     ------------  ------------

OTHER LONG-TERM OBLIGATIONS . . . . . . . . . . . . . . . . . . . .      408,471       650,000
                                                                     ------------  ------------

STOCKHOLDERS' EQUITY
Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .      358,770       348,246
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .   18,465,693    17,960,363
Common stock held in treasury 86,175 and 103,840 shares - at cost .     (160,524)     (193,430)
Retained earnings (accumulated deficit) . . . . . . . . . . . . . .   (4,224,028)   (5,403,470)
                                                                     ------------  ------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .   14,439,911    12,711,709
                                                                     ------------  ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $22,998,028   $24,041,987
                                                                     ------------  ------------

See condensed notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999


                                   (UNAUDITED)



                                                                2000          1999
                                                            ------------  ------------

NET SALES. . . . . . . . . . . . . . . . . . . . . . . . .  $19,634,951   $21,290,165

COST OF GOODS SOLD . . . . . . . . . . . . . . . . . . . .   11,269,345    11,090,076
                                                            ------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . .    8,365,606    10,200,089
                                                            ------------  ------------

OPERATING EXPENSES:
Marketing. . . . . . . . . . . . . . . . . . . . . . . . .    5,472,763     6,823,052
Research, development and engineering. . . . . . . . . . .    2,278,059     2,223,853
Administrative . . . . . . . . . . . . . . . . . . . . . .    1,815,938     2,005,365
Restructuring expenses - severance pay . . . . . . . . . .            -       728,000
                                                            ------------  ------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . .    9,566,760    11,780,270
                                                            ------------  ------------

INCOME (LOSS) FROM OPERATIONS. . . . . . . . . . . . . . .   (1,201,154)   (1,580,181)
                                                            ------------  ------------

OTHER INCOME (EXPENSE):
Interest expense . . . . . . . . . . . . . . . . . . . . .     (195,408)     (367,078)
Interest income. . . . . . . . . . . . . . . . . . . . . .       77,759        48,664
Equity in loss of investments. . . . . . . . . . . . . . .            -      (150,000)
Gain on sale of Immtech International, Inc. stock. . . . .    2,500,000             -
                                                            ------------  ------------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . .    2,382,351      (468,414)
                                                            ------------  ------------


INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . . . . .    1,181,197    (2,048,595)

INCOME TAX PROVISION . . . . . . . . . . . . . . . . . . .            -             -
                                                            ------------  ------------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . .    1,181,197    (2,048,595)
                                                            ------------  ------------

NET INCOME (LOSS) PER COMMON SHARE:

Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      0.14   $     (0.24)
Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .  $      0.13   $     (0.24)
                                                            ------------  ------------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:

Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .    8,630,390     8,701,151
Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .    8,861,107     8,701,151
                                                            ------------  ------------

See condensed notes to consolidated financial statements.


                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)



                                                                2000         1999
                                                            ------------  -----------
NET SALES. . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,130,915   $7,275,682

COST OF GOODS SOLD . . . . . . . . . . . . . . . . . . . .    3,896,086    3,897,129
                                                            ------------  -----------

GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . .    2,234,829    3,378,553
                                                            ------------  -----------

OPERATING EXPENSES:
Marketing. . . . . . . . . . . . . . . . . . . . . . . . .    1,929,333    2,343,321
Research, development and engineering. . . . . . . . . . .      713,397      735,593
Administrative . . . . . . . . . . . . . . . . . . . . . .      735,267      785,225
                                                            ------------  -----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . .    3,377,997    3,864,139
                                                            ------------  -----------

(LOSS) FROM OPERATIONS . . . . . . . . . . . . . . . . . .   (1,143,168)    (485,586)
                                                            ------------  -----------

OTHER INCOME (EXPENSE):
Interest expense . . . . . . . . . . . . . . . . . . . . .      (64,895)    (207,362)
Interest income. . . . . . . . . . . . . . . . . . . . . .       10,345       12,217
                                                            ------------  -----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . .      (54,550)    (195,145)
                                                            ------------  -----------

INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . . . . . .   (1,197,718)    (680,731)
                                                            ------------  -----------

INCOME TAX PROVISION . . . . . . . . . . . . . . . . . . .            -            -
                                                            ------------  -----------

NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . .  $(1,197,718)  $ (680,731)
                                                            ------------  -----------

EARNINGS (LOSS) PER COMMON SHARE:
Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.14)  $    (0.08)
Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.14)  $    (0.08)
                                                            ------------  -----------

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Basic. . . . . . . . . . . . . . . . . . . . . . . . . . .    8,684,029    8,701,151
Diluted. . . . . . . . . . . . . . . . . . . . . . . . . .    8,684,029    8,701,151
                                                            ------------  -----------


See condensed notes to consolidated financial statements.



                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (UNAUDITED)



                                                                2000          1999
                                                            ------------  ------------
OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . .  $ 1,181,197   $(2,048,595)
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . .      724,982       527,104
    Amortization . . . . . . . . . . . . . . . . . . . . .       13,500        13,500
    Equity in loss of investments. . . . . . . . . . . . .            -       150,000
    Gain on sale of Immtech International, Inc. stock. . .   (2,500,000)            -
    Litigation settled with common stock . . . . . . . . .       69,375             -
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . .     (195,250)      (88,241)
      Other receivables. . . . . . . . . . . . . . . . . .      (41,331)      174,650
      Inventories. . . . . . . . . . . . . . . . . . . . .     (774,636)      510,515
      Prepaid expenses . . . . . . . . . . . . . . . . . .      (42,712)       94,204
      Accounts payable . . . . . . . . . . . . . . . . . .     (268,909)      853,480
      Accrued liabilities. . . . . . . . . . . . . . . . .   (2,448,015)      780,844
                                                            ------------  ------------
Net cash (used in) provided by operating activities. . . .   (4,281,799)      (53,569)
                                                            ------------  ------------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment . . . . . . . .     (418,688)     (448,990)
Advances to Immtech International, Inc.. . . . . . . . . .            -      (150,000)
Proceeds from sale of Immtech International, Inc. stock. .    2,500,000             -
                                                            ------------  ------------
Net cash provided by (used in) investing activities. . . .    2,081,312      (598,990)
                                                            ------------  ------------

FINANCING ACTIVITIES:
Principal payments on long-term debt . . . . . . . . . . .      (55,236)      (81,025)
Repurchase of Company stock. . . . . . . . . . . . . . . .            -      (193,684)
Net proceeds from mortgage refinancing . . . . . . . . . .            -       256,413
Proceeds from issuance of common stock . . . . . . . . . .      477,629             -
                                                            ------------  ------------
Net cash used in financing activities. . . . . . . . . . .      422,393       (18,296)
                                                            ------------  ------------

NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .   (1,778,094)     (670,855)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . . . .    2,511,078     2,729,998
                                                            ------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . .  $   732,984   $ 2,059,143
                                                            ------------  ------------


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


2.  INVENTORY  VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 2000 and June 30, 1999, respectively:

                   March 31,    June 30,
                      2000        1999
                   ----------  ----------
Component parts .  $4,261,649  $3,790,728
Work in process .   1,548,229   1,261,709
Finished units. .   3,333,745   3,458,538
                   ----------  ----------
Total inventories  $9,143,623  $8,510,975
                   ----------  ----------

                             CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

3.  INVESTMENTS

During August, September and October 1999, the Company sold 500,000 shares of Immtech International, Inc. ("Immtech") stock for $2,500,000 in a private placement. The funds were used primarily to settle a long-standing lawsuit, which was settled in July 1999. The Company holds approximately 460,000 shares of Immtech stock, which had a market value of approximately $13,000,000 at March 31, 2000. These shares are subject to certain lock-up provisions, which do not allow the Company to sell any of these sales in the open market until April
2000. The market value of these shares could change substantially due to overall market risk.

4.  PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  consist  of  the  following:

                                       March 31,    June 30,
                                         2000         1999
                                      -----------  -----------
Land and building. . . . . . . . . .  $ 4,525,000  $ 4,525,000
Machinery and equipment. . . . . . .    2,123,050    2,051,442
Furniture and fixtures . . . . . . .      832,214      819,579
Demonstration and loaner monitors. .    1,558,881    1,416,893
Production tooling . . . . . . . . .    2,492,823    2,158,378
                                      -----------  -----------
Property, plant and equipment - cost   11,531,968   10,971,292
Less accumulated depreciation. . . .    5,422,214    4,697,232
                                      -----------  -----------
Property, plant and equipment - net.  $ 6,109,754  $ 6,274,060
                                      -----------  -----------


5.  CONTINGENCIES

The Company is involved in lawsuits that have arisen from the normal conduct of business. These proceedings are handled by outside counsel. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                    Nine Months Ended March 31, 2000 and 1999

RESULTS  OF  OPERATIONS
-----------------------

Net sales for the nine months ended March 31, 2000 decreased 8% to $19.6 million from $21.3 million for the same period in fiscal 1999. This decrease in revenue is due to a reduction in OEM sales to a major customer, partially offset by an increase in systems and accessory sales. The Company expects sales to the major OEM customer discussed above to improve in the fourth quarter and on into the next fiscal year. See "Forward-Looking Statements" below.

The gross profit percentage for the nine months ended March 31, 2000 was 42.6%. This represents a decrease from the gross profit of 47.7% recorded in the same period of fiscal 1999. This decrease is due primarily to continued price competition. The Company expects to see improvement in its gross profit percentage upon the release of the new products currently in development. These products are expected to be released in the fourth quarter of fiscal 2000. See "Forward-Looking Statements" below.

Total operating expenses decreased approximately $2.2 million. Marketing expenses decreased approximately $1.4 million when compared to the same period in fiscal 1999 due primarily to a decrease in commissions associated with the decreased sales, and decreased payroll and related travel expenses due to a reduction in direct sales people as more dealers were added. Also, expenses were reduced as a result of closing the sales office in Germany. Research, development and engineering expense increased approximately $54,000 related to additional outside contract and project expense which are all associated with the new products under development. Administrative expenses decreased approximately $189,000 in the nine months ended March 31, 2000 when compared to the same period in fiscal 1999. This decrease is due primarily to lower litigation expense related to the settlement of a long-standing lawsuit. The decreased litigation costs were partially offset by reaudit costs incurred as a result of the resignation of the Company's former auditors. The Company also recorded a restructuring charge of $728,000 during the nine months ended March 31, 1999. This restructuring charge relates to severance pay and other benefits payable to the two co-founders of the Company. Both of these individuals resigned from their positions with the Company in November 1998. The severance accrual includes a portion of their respective salary and fringe benefits for a period, which approximates three years.

The loss from operations decreased approximately $379,000 for the nine months ended March 31, 2000 when compared to the same period in fiscal 1999 due to the restructuring charge for severance pay and other benefits recorded in fiscal 1999, and the decrease in operating expenses which are a result of the Company's restructuring plan implemented in July 1999. The lower operating expense in fiscal 2000 has been partially offset by the decreased sales volume and lower margins.

Net non-operating income was approximately $2,400,000 for the nine months ended March 31, 2000. Net non-operating expense was approximately $468,000 for the same period in fiscal 1999. The significant change is due to the private placement sale of 500,000 Immtech shares for $2,500,000 in fiscal 2000.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                   Three Months Ended March 31, 2000 and 1999

RESULTS  OF  OPERATIONS
-----------------------

Net sales for the three months ended March 31, 2000 decreased 16% to $6.1 million from $7.3 million for the same period in fiscal 1999. The decrease in revenue is due to a reduction in OEM sales to a major customer, and lower international sales resulting from a delay in the introduction of the Company's new products. This delay is the result of problems experienced in obtaining components from suppliers. The Company expects to begin shipping new product in the fourth quarter of fiscal 2000, and sales to the major OEM customer are expected to improve in this time frame, as well. See "Forward-Looking Statements."

The gross profit percentage of 36.5% for the three months ended March 31, 2000 represents a decrease from the 46.4% gross profit percentage reported in the same period of the previous fiscal year. The decrease in margins is due to continued price competition. The Company expects to see improved margins upon the release of the new products currently being developed and scheduled for release in the fourth quarter of fiscal 2000. See "Forward-Looking Statements."

Total operating expenses decreased approximately $486,000. Marketing expenses decreased approximately $414,000 when compared to the same period in fiscal 1999 due primarily to a reduction in service labor and materials. Research, development and engineering expense decreased approximately $22,000 as the majority of the development for the new products is complete. Administrative expenses decreased approximately $50,000 in the three months ended March 31, 2000 when compared to the same period in fiscal 1999. The decrease is attributed to a general reduction of controllable costs, especially in the areas of travel and recruiting fees. Significant legal expenses were incurred in the current year related to the settlement of a lawsuit with a former vendor. In the prior year, significant legal expenses also were incurred on a long-standing lawsuit being litigated at the time, which has since been settled.

The loss from operations increased approximately $658,000 for the three months ended March 31, 2000 when compared to the same period in fiscal 1999 due to the decrease in revenue and gross profit, which outweighed the reduction in operating expense.

Net non-operating expenses were approximately $55,000 and $195,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease from 1999 is due to the incurrance of prepayment penalties in the prior year associated with refinancing the building mortgage.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

LIQUIDITY
---------

As of March 31, 2000, the Company had a cash balance of approximately $700,000 and no short-term borrowings. In the preceding nine months, approximately $4.3 million was used to fund operations, of which a significant portion was attributed to the settlement of a long-standing lawsuit. Proceeds for this settlement were obtained from the sale of 500,000 shares of Immtech stock for $2.5 million in a private placement sale. The Company believes its marketing and research and development activities and other capital and liquidity requirements will be satisfied by cash generated from operations and periodic utilization of a $4,000,000 line of credit currently in place, if necessary.

The Company currently holds an investment in Immtech. Immtech's common stock is currently traded on the Nasdaq National Market. As part of Immtech's initial public offering, the Company signed a lock-up agreement. All terms of the lock-up have been met.

FORWARD-LOOKING  STATEMENTS
---------------------------

This report contains certain forward-looking statements. Such statements refer to the Company's opinion, belief or expectation. Forward-looking statements are subject to certain risk and uncertainties that could cause actual future results and developments to differ materially from those currently projected. Such risks and uncertainties include, but are not limited to, the uncertainties inherent in litigation, the timing of new product introductions, the ability of the Company to realize expected improvements in gross margin from new product introductions, competition in the Company's markets, the Company's ability to achieve the expected improvement in sales from a major OEM customer, delays in customer delivery requirements and general economic conditions in the Company's market segments.

                           PART II - OTHER INFORMATION

Item  2.     Changes  in  Securities  and  Use  of  Proceeds.
             -----------------------------------------------

     (c) Effective March 3, 2000, the Company issued 30,000 shares of Common Stock to one investor in settlement of pending litigation. These shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.
             -----------------------------------------------------------

     The 1999 annual meeting of stockholders of the Company was held on January 21, 2000. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1: Election of directors for a term ending at the 2002 annual meeting of stockholders.

                            For     Withheld
                         ---------  --------
Gerhard J. Von der Ruhr  7,400,907   683,273
N.C. Joseph Lai, Ph.D .  7,175,597   908,583

     The Company's other directors consist of Karsten Houm and Emil H. Soika (whose terms end at the 2000 annual meeting of stockholders) and Milton Datsopoulos (whose term ends at the 2001 annual meeting of stockholders).

Proposal  2:  Approval  of  the  Criticare Systems, Inc. Employee Stock Purchase
Plan.


For        Against  Abstain  Broker Non-Votes
---------  -------  -------  ----------------
3,046,242  285,665  106,265         4,646,008

Proposal 3: Ratification of appointment of BDO Seidman, LLP as auditors of the Company.


For        Against  Abstain  Broker Non-Votes
---------  -------  -------  ----------------
8,031,015   41,950   11,215                 0

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

3.2  By-Laws of the Company (incorporated by reference to the Registration
     Statement filed on Form S-1, Registration No. 33-13050).

4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

27   Financial Data Schedule.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CRITICARE  SYSTEMS,  INC.
                                               (Registrant)

Date       05/12/00                    BY   /s/  Mark  S.  Ruehle
-------------------                       -----------------------
                                          Mark  S.  Ruehle
                                          Vice  President  -  Finance
                                          (Chief  Accounting  Officer  and
                                          Duly  Authorized  Officer)