Form 10-K
period 2000-06-30
CRITICARE SYSTEMS INC /DE/
filed 2000-09-28
CIK 812121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark  One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For  the  fiscal  year  ended  June  30,  2000

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934.

For  the  transition  period  from  to

                        Commission file number 000-16061
                                               ---------

                            Criticare Systems, Inc.
                -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        Delaware                                      39-1501563
-------------------------                     -----------------------------
(State  or  Other  Jurisdiction  of       (I.R.S.  Employer Identification  No.)
Incorporation  or  Organization)

             20925 Crossroads Circle, Waukesha, Wisconsin     53186
             --------------------------------------------     -----
             (Address of Principal Executive Offices)     (Zip Code)

        Registrant's telephone number, including area code:  262-798-8282
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of August 31, 2000 was $25,055,976. Shares of voting common stock held by any executive officer or director of the Registrant and any person who beneficially owns 10% or more of the outstanding voting common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     On August 31, 2000, there were outstanding 8,976,251 shares of the registrant's $.04 par value voting common stock.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of the Stockholders of the Registrant to be held November 17, 2000 are incorporated by reference into Part III of this report.

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

     Model  8100  Vital  Signs  Monitor.  The full-featured CSI 8100 Vital Signs
     ----------------------------------
Monitor provides maximum flexibility for hospital, transport and outpatient care settings. The unit's custom configurations include ECG, ComfortCuff(TM) noninvasive blood pressure, DOX(TM) digital oximetry, heart rate, temperature, respiration and nurse call interface. Optional features include CO2 and CO2/O2 monitoring and an integrated printer. The 8100 is well suited for busy departments that require basic vital signs monitoring to conscious sedation.

     Model  503,  503DX,  504  and  504DX.  Criticare's  complete  line of pulse
     ------------------------------------
oximeters meets the needs of virtually all clinical environments: adult, pediatric and neonatal intensive care units, operating rooms, emergency rooms, nursing homes, physicians' offices and ambulances. The line is designed to provide accuracy and convenience at a competitive cost to the end-user.

     Model  506DX  and  507E  Patient Monitors.  The 507E series is comprised of
     -----------------------------------------
small, compact, portable, full-featured vital signs monitors configured to meet specific clinical needs. The 507E series is well-suited for dental and physician offices. The 506DX is ideal for patient ward monitoring of noninvasive blood pressure. The 507E series combines ECG, oxygen saturation and noninvasive blood pressure for a complete vital signs monitor for physician office and hospital applications. The 507E series is an effective low-cost monitoring system for the emergency room or the recovery room.

     Scholar(R).  The Scholar monitor series specifically addresses the needs of
     ----------
small hospitals with broad clinical needs (the monitoring of ECG, blood oxygen saturation, noninvasive blood pressure, temperature and invasive blood pressure). Scholar offers all the primary features a hospital needs with the capability of adding more features if desired. Scholar monitors are available with printer and recorder capability and can transmit data to Criticare's VitalView Central Stations.

     Model  1100  Anesthesia  Monitor.  The  Model 1100 monitor provides patient
     --------------------------------
monitoring for a wide variety of cardio-pulmonary parameters in an integrated system. The Model 1100 is able to monitor two ECG waveforms, noninvasive blood pressure, three types of invasive blood pressure, respiration rate, heart rate, temperature, oxygen saturation, inspired/expired oxygen, carbon dioxide and anesthetic gases. The Model 1100 uses the Company's proprietary disposable respiratory secretion filter system.

     Model  602-3B,  602-6B,  602-11  and  602-13  Gas Monitors.  The 602 series
     ----------------------------------------------------------
provides monitoring of carbon dioxide, pulse oximetry and anesthetic agents using Criticare's proprietary infrared technology. The 602 IQ series of operating room monitors provides automatic identification and quantification of all five approved anesthetic agents.

     Model  4400  Series  Blood  Pressure,  Pulse  Oximetry  and  Temperature
     ------------------------------------------------------------------------
Combination  Monitor.  The 4400 series monitor was developed in conjunction with
--------------------
Alaris Medical ("Alaris") and incorporates Criticare's oximetry and noninvasive blood pressure technology with Alaris's temperature technology. Alaris has the rights to market the Model 4400 monitor to hospitals in the United States and Canada. Criticare has rights to market the product to the alternate care market and to international markets.

     Model  602-14  POET(TM)  LT  Monitor.  The hand-held POET LT provides small
     ------------------------------------
hospitals and alternate care environments with compact, portable carbon dioxide monitoring. The POET LT series is an effective, low-cost functioning solution for these environments.

     VitalView(TM).  The  VitalView  central  station  makes it possible for one
     -------------
nurse or technician to monitor numerous patients simultaneously. The VitalView can receive, display and store data from a wide variety of Criticare monitors including the Scholar, 507E and MPT.

     MPT(TM).  The  MPT  (Multiple  Parameter  Telemetry)  monitor  allows  the
     -------
transmission of vital signs (ECG, blood oxygen saturation and noninvasive blood pressure) on a real time basis to a VitalView central station while the patient is ambulatory. In today's healthcare environment, hospitals benefit by moving patients from expensive critical care departments as quickly as possible to less expensive general nursing floors. MPT, because of its complete monitoring capability and its lower cost, allows the patient to be ambulatory while still being monitored for all vital signs.

     Pulse  Oximetry  Sensors.  Criticare  has designed proprietary, noninvasive
     ------------------------
sensors that can be used on any patient, from a premature infant to a full-grown adult. Criticare's line of reusable pulse oximetry sensors offers users significant cost savings compared to disposables. Criticare's reusable sensors generally last longer than the one-year warranty period and are easily and inexpensively cleaned between uses. Criticare's reusable sensors include a finger sensor for routine applications and a multisite sensor for increased placement flexibility. The multisite sensor is fully immersible, allowing for sterilization between patients. The Company also sells a range of disposable sensors designed for single use in cases where the facility would prefer to use a patient charge disposable product.

     Water  Chek/Chek-Mate  Filter  System.  The  Company's patented, disposable
     -------------------------------------
Water Chek system separates a patient's respiratory secretions from a breath sample before it enters the gas monitor(s) for analysis. The Company's proprietary, disposable Chek-Mate filter enhances the removal of moisture from the sample, while preventing cross-contamination. This system allows the monitor to operate effectively regardless of humidity or patient condition. The self-sealing feature also protects the healthcare provider from potential contamination.

Marketing  and  Sales
---------------------

     Domestic  Sales.  At  August  31,  2000, the Company's domestic sales force
     ---------------
consisted of eight employees and 104 independent dealers. The Company's sales force and independent dealers market the Company's products to many different types of medical facilities such as hospitals, surgery centers, nursing homes and physician offices. The Company sells its higher-end monitors (MPT, Vital View Central Station and anesthetic agent monitors) principally to hospitals whereas the vital signs and pulse oximeters are sold primarily for nonhospital settings.

     International  Sales.  One  of the Company's principal marketing strategies
     --------------------
has been to target international markets, particularly Europe, Latin America and the Pacific Rim countries. During fiscal 2000, Criticare sold its products, principally to hospitals, in over 70 countries through over 70 independent dealers. Most of the Company's international order processing, invoicing, collection and customer service functions are handled directly from the Company's headquarters in Waukesha, Wisconsin. Criticare believes demand for the Company's products in international markets is primarily driven by cost containment concerns, and increased interest in using quality patient monitoring products for improved patient management.

          In fiscal 2000, 41% of Criticare's net sales, or $11.0 million, was attributable to international sales, of which approximately 49% was from sales in Europe and the Middle East, 24% was from sales to Pacific Rim countries and 27% was from sales to Canada and Central and South America. In fiscal 1999, 37% of Criticare's net sales was attributable to international sales. In fiscal 1998, 46% of Criticare's net sales was attributable to exports. There are no material identifiable assets of the Company located in foreign markets. The Company sells its products in United States dollars and is not subject to significant currency risks; however, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less price competitive in those markets. In addition, significant devaluation of certain foreign currencies could adversely affect the collectibility of accounts receivable from international customers. The Company analyzes this risk before making shipments to countries it views as unstable.

     Clinical  Support.  At  August  31,  2000,  Criticare employed one clinical
     -----------------
support specialist to provide customer training and education, primarily to domestic hospitals. The clinical support specialist also assists in the periodic training and education of the direct sales force. In addition, the direct sales force maintains contact with end-users and provides additional training and updates. Clinical support in foreign markets is provided by the Company's clinical support staff and direct sales force.

     Warranty  and  Service.  Criticare  believes that customer service is a key
     ----------------------
element of its marketing program. Criticare's monitors are warranted against defects for one year and its reusable sensors are warranted for six months. If a problem develops with a Criticare product while under warranty, the Company typically provides a replacement unit until the product can be repaired at the Company's facility. At August 31, 2000, the Company had a customer service staff of 16 people at its Waukesha, Wisconsin facility. The Company offers extended warranties and service contracts on all of its monitors.

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

Research,  Development  and  Engineering
----------------------------------------

     Criticare has focused its research, development and engineering expenditures on products designed to meet identified market demands. The Company seeks to apply its expertise in gas monitoring and related sensor technology to develop new products and adapt existing products for new markets. At August 31, 2000, the Company had an in-house research, development and engineering staff of 20 people. The Company's research, development and engineering expenditures were $2.9 million in fiscal 2000, $3.0 million in fiscal 1999 and $3.3 million in fiscal 1998.

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

Patents  and  Trademarks
------------------------

     The Company believes one of its principal competitive advantages is provided by its patented and other proprietary technology including its sensor technology, infrared specific anesthetic gas monitoring technology, UltraSync signal processing software and disposable respiratory secretion filter system. None of the Company's U.S. patents expire before 2004. Criticare also has 13 foreign patent applications pending. There is no assurance that any patents held or secured by the Company will provide any protection or commercial or competitive benefit to the Company. There is also no assurance that the Company's products will not infringe upon patents held by others. The Company is the owner of United States trademark registrations for "POET," "Scholar," "MPT," "REMOTEVIEW" and "MICROVIEW."

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

Employees
---------

     At August 31, 2000 Criticare had 104 employees; including 44 in manufacturing and operations, six in quality control, 21 in sales and marketing, 13 in administration and 20 in research, development and engineering.

     Many of the Company's technical employees are highly skilled. The Company believes that its continued success depends in part on its ability to continue to attract qualified management, marketing and technical personnel. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Backlog
-------

     Criticare's backlog on June 30, 2000 and 1999 was approximately $1,833,000 and $1,836,000, respectively. The backlog at these dates consisted primarily of products for which the sales order specified a delayed delivery date. Criticare generally delivers its products out of inventory when specified by the customer. The Company does not believe that its backlog at any date is indicative of its future sales.

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

Item  3.     LEGAL  PROCEEDINGS.
-------      ------------------

     In the normal course of business Criticare may be involved in various legal proceedings from time to time. Criticare does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on Criticare.

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------      -----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II
                                     -------

Item  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
-------      -------------------------------------------------------------------
MATTERS.
-------

The  Company's  common  stock  is  traded  on the Nasdaq National Market (Symbol
CXIM). As of June 30, 2000, there were approximately 286 holders of record of the common stock. The Company has never paid dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.

                       Year Ended June 30,

                      2000               1999
                     -------           --------
Quarter Ended:.  High     Low       High      Low
September 30. .  $ 2-7/8  $  1-7/8  $2-15/16  $  1-1/4
December 31(1).  $ 2-3/4  $      2  $  2-3/4  $  1-5/8
March 31. . . .  $5-1/16  $  2-1/4  $  2-1/8  $ 1-7/16
June 30 . . . .  $3-7/16  $1-31/32  $  3-3/8  $1-11/16

(1) Trading of the Company's common stock on the Nasdaq National Market was suspended from October 6, 1999 until December 13, 1999 due to the delayed filing of the Company's 1999 Annual Report on Form 10-K with the SEC.

Item  6.     SELECTED  FINANCIAL  DATA.
-------      -------------------------

     The following table sets forth selected financial data with respect to the Company for each of the periods indicated.

                                                         Years Ended June 30,
                                                         --------------------
                                    2000          1999          1998          1997          1996
                                ------------  ------------  ------------  ------------  ------------
Net sales. . . . . . . . . . .  $27,154,236   $28,512,507   $27,908,364   $26,235,355   $31,528,266
Loss before income
  taxes and extraordinary gain     (186,388)   (4,388,171)     (499,276)   (2,749,435)   (4,280,989)
Net loss . . . . . . . . . . .     (186,388)   (4,388,171)     (499,276)   (2,179,489)   (4,330,989)
Net loss per common share-
  basic and diluted. . . . . .  $     (0.02)  $     (0.51)  $     (0.06)  $     (0.30)  $     (0.63)
Average shares outstanding . .    8,694,918     8,581,863     8,309,240     7,267,184     6,913,557
Stockholders' equity . . . . .  $18,798,952   $12,711,709   $17,282,997   $14,227,135   $13,917,549
Long-term obligations. . . . .    3,552,474     4,014,356     3,165,258     5,110,934     4,669,975
Working capital. . . . . . . .   16,257,780    10,340,014    13,716,891    12,053,165    10,282,033
Total assets . . . . . . . . .   27,210,867    24,041,987    24,726,819    25,145,066    27,075,922

Item  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
-------      -------------------------------------------------------------------
RESULTS  OF  OPERATION.
----------------------

RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations expressed as percentages of net sales.

                                      PERCENTAGE  OF  NET  SALES
                                        YEARS  ENDED  JUNE  30,
                                        -----------------------
                                        2000    1999     1998
                                       ------  -------  ------
Net sales . . . . . . . . . . . . . .  100.0%   100.0%  100.0%
Cost of goods sold. . . . . . . . . .   60.6     54.5    53.3
Gross profit. . . . . . . . . . . . .   39.4     45.5    46.7

Operating expenses:
Marketing . . . . . . . . . . . . . .   29.5     31.4    26.7
Research, development and engineering   10.5     10.4    11.7
Administrative. . . . . . . . . . . .    8.6     14.6     7.2
Severance pay . . . . . . . . . . . .     --      2.8      --
Total . . . . . . . . . . . . . . . .   48.6     59.2    45.6

Income (loss) from operations . . . .   (9.2)   (13.7)    1.1
Interest expense. . . . . . . . . . .   (1.0)    (1.5)   (2.9)
Interest income . . . . . . . . . . .    0.3      0.3     0.4
Equity in loss of investments . . . .     --     (0.5)   (0.4)
Gain on sale of stock . . . . . . . .    9.2       --      --
Loss before income taxes. . . . . . .   (0.7)   (15.4)   (1.8)
Income tax provision. . . . . . . . .     --       --      --
Net loss. . . . . . . . . . . . . . .  (0.7)%  (15.4)%  (1.8)%

FISCAL  YEAR  ENDED  JUNE  30,  2000  COMPARED  TO  JUNE  30,  1999

     For the twelve months ended June 30, 2000, international sales rose approximately $600,000, but were offset by a decrease in total domestic sales of approximately $2,000,000. The net result was a decline in net sales of 4.8%, from $28,512,507 to $27,154,236, which resulted primarily from decreasing product prices.

     The gross profit percentage declined from 45.5% in 1999 to 39.4% in 2000. This decrease is due primarily to continued price erosion on products in a portion of the Company's older product line.

     Total operating expenses were reduced by $3,700,000, which represents a 21.7% cost reduction during fiscal 2000. Marketing expenses were lowered by approximately $900,000 due to a variety of factors. These include a reduction in service labor and materials, a decrease in payroll and related travel expenses due to a reduction in direct sales people as more dealers were added, and a decrease in commissions associated with the lower sales. Offsetting the $1,800,000 of reductions was a $900,000 increase in the reserve for doubtful accounts related to the receivable balances of certain international customers. Research and development expenses decreased approximately $100,000, as the design phase of the 8100 product was completed and production commenced. Administration expenses decreased approximately $2,000,000. The majority of this reduction is due to the non-reoccurring litigation and settlement costs associated with a lawsuit in the prior year. In addition, $810,000 of severance costs were recorded in 1999.

     Interest expense was reduced $170,000 from 1999 levels due to the mortgage that was refinanced in March 1999. However, the more significant change is the $2,500,000 gain recorded on the private placement sale of 500,000 Immtech shares in fiscal 2000.

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

     Operating expenses of $16,871,981 represent a 32.5% increase from fiscal 1998 levels. Marketing expenses increased approximately $1,486,000 when compared to 1998 levels. This increase is due primarily to increased promotional activities throughout the world. Engineering expenses decreased approximately $316,000 when compared to 1998 levels; however, when considering the one-time $900,000 charge in 1998 (discussed in footnote 8 of the financial statements) engineering expenses increased approximately $584,000. This increase is due to expanded research and development efforts related to new product introductions. Administrative expenses increased approximately $2,159,000. This entire increase is attributable to the settlement and related legal costs related to litigation with a former dealer that represented the Company's products. The Company also recorded approximately $810,000 of severance costs related primarily to costs associated with the resignation of the two co-founders of the Company.

     Interest expense decreased as no purchase discount related to convertible debentures was recorded in 1999. All debentures were converted to common stock during 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

     In fiscal 2000, the Company generated $2,500,000 through the private placement sale of Immtech stock and $499,581 from the exercise of stock options and employee stock purchases from the treasury. The Company used $73,925 to retire long-term debt, $595,412 for capital expenditures, and $4,726,492 to fund operations. These sources and uses of cash resulted in net negative cash flow of $2,396,248 for the 2000 fiscal year.

     In fiscal 1999, the Company generated $315,577 from operating activities, $256,413 from the mortgage refinancing discussed below, and $10,313 from the exercise of stock options. The Company used $92,776 for the retirement of long-term debt, $515,017 for capital expenditures, and $193,430 for the repurchase of Company stock. These sources and uses of cash resulted in net negative cash flow of $218,920 for the 1999 fiscal year.

     In March 1999, the Company refinanced its mortgage note on the Company's office and manufacturing facility. The new mortgage note requires monthly debt service payments of approximately $28,000 with a final payment of approximately $3,000,000 due in December 2002.

     The Company expects its continued programs to increase accounts receivable collections, decrease inventory levels, reduce product development tooling requirements and stabilize sales demonstration equipment levels will have a positive effect on cash flow activities in the next fiscal year. Consequently, the Company believes its research and development activities and other capital and liquidity requirements for at least the next twelve months will be satisfied by cash generated from operations and other borrowings. There are currently no significant capital expenditures planned for fiscal 2001. During fiscal 2000, the Company also had access to a commercial bank line of credit of up to $4,000,000. At June 30, 2000, there were no borrowings outstanding on the line of credit. The Company violated a covenant related to maintaining a certain tangible net worth amount and achieving certain income levels. The bank waived compliance with this covenant subsequent to year end. This line expires in November 2001.

FORWARD-LOOKING  STATEMENTS

     A number of the matters and subject areas discussed herein that are not historical or current facts deal with potential future circumstances and developments. These include anticipated product introductions, expected future financial results, liquidity needs, financing ability, management's or the Company's expectations and beliefs and similar matters discussed in Management's Discussion and Analysis or elsewhere herein. The discussions of such matters and subject areas are qualified by the inherent risk and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience.

     The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from management's or the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, demand for the Company's products, costs of operations, the development of new products, the reliance on single sources of supply for certain components in the Company's products, government regulation, health care cost containment programs, the effectiveness of the Company's programs to manage working capital and reduce costs, and competition in the Company's markets.

Item  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
--------      ----------------------------------------------------------------

     The Company did not hold any market risk sensitive instruments during the period covered by this report.

Item  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
-------      -----------------------------------------------

FINANCIAL  STATEMENTS

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

ASSETS                                                         2000         1999
                                                            -----------  -----------
CURRENT ASSETS (Note 5):
Cash and cash equivalents (Note 1) . . . . . . . . . . . .  $   114,830  $ 2,511,078
Accounts receivable, less allowance for doubtful accounts
  of $1,300,000 and $375,000, respectively . . . . . . . .    6,782,765    6,358,487
Investments (Notes 1, 3 and 5) . . . . . . . . . . . . . .    5,704,675            -
Other receivables. . . . . . . . . . . . . . . . . . . . .      116,773       83,106
Inventories (Notes 1 and 2). . . . . . . . . . . . . . . .    8,178,326    8,510,975
Prepaid expenses . . . . . . . . . . . . . . . . . . . . .      219,852      192,290
                                                            -----------  -----------
Total current assets . . . . . . . . . . . . . . . . . . .   21,117,221   17,655,936

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 5):
Land . . . . . . . . . . . . . . . . . . . . . . . . . . .      925,000      925,000
Building . . . . . . . . . . . . . . . . . . . . . . . . .    3,600,000    3,600,000
Machinery and equipment. . . . . . . . . . . . . . . . . .    2,009,312    2,051,442
Furniture and fixtures . . . . . . . . . . . . . . . . . .      763,282      819,579
Demonstration and loaner monitors. . . . . . . . . . . . .    1,407,587    1,416,893
Production tooling . . . . . . . . . . . . . . . . . . . .    2,651,145    2,158,378
                                                            -----------  -----------
Property, plant and equipment - cost . . . . . . . . . . .   11,356,326   10,971,292
Less accumulated depreciation. . . . . . . . . . . . . . .    5,367,670    4,697,232
                                                            -----------  -----------
Property, plant and equipment - net. . . . . . . . . . . .    5,988,656    6,274,060

OTHER ASSETS (Notes 1 and 5):
License rights and patents - net . . . . . . . . . . . . .      104,990      111,991
                                                            -----------  -----------
Total other assets . . . . . . . . . . . . . . . . . . . .      104,990      111,991
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .  $27,210,867  $24,041,987
                                                            ===========  ===========

See  notes  to  consolidated  financial  statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                         2000          1999
                                                                         ------------  ------------
CURRENT LIABILITIES:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,635,344   $ 3,078,020
Accrued liabilities:
  Compensation and commissions. . . . . . . . . . . . . . . . . . . . .    1,243,839     1,446,614
  Product warranties (Note 1) . . . . . . . . . . . . . . . . . . . . .      325,000       325,000
  Lawsuit settlement. . . . . . . . . . . . . . . . . . . . . . . . . .            -     1,600,000
  Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . .            -       380,000
  Other (Note 7). . . . . . . . . . . . . . . . . . . . . . . . . . . .      574,826       412,395
Current maturities of long-term debt (Note 5) . . . . . . . . . . . . .       80,432        73,893
                                                                         ------------  ------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .    4,859,441     7,315,922

LONG-TERM DEBT, less current maturities (Note 5). . . . . . . . . . . .    3,283,892     3,364,356

OTHER LONG-TERM OBLIGATIONS (Note 12) . . . . . . . . . . . . . . . . .      268,582       650,000

CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Notes 5, 6 and 8):
Preferred stock - $.04 par value, 500,000 shares authorized,
  no shares issued or outstanding . . . . . . . . . . . . . . . . . . .            -             -
Common stock - $.04 par value, 15,000,000 shares authorized,
  8,976,251 and 8,706,151 shares issued and outstanding, respectively .      359,050       348,246
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .   18,478,040    17,960,363
Common stock held in treasury (81,122 and 103,840 shares, respectively)     (151,111)     (193,430)
Retained earnings (accumulated deficit) . . . . . . . . . . . . . . . .   (5,591,702)   (5,403,470)
Accumulated comprehensive income. . . . . . . . . . . . . . . . . . . .    5,704,675             -
                                                                         ------------  ------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . .   18,798,952    12,711,709
                                                                         ------------  ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $27,210,867   $24,041,987
                                                                         ============  ============

See  notes  to  consolidated  financial  statements.

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                    2000          1999          1998
                                                ------------  ------------  ------------
NET SALES (NOTE 10). . . . . . . . . . . . . .  $27,154,236   $28,512,507   $27,908,364

COST OF GOODS SOLD . . . . . . . . . . . . . .   16,462,477    15,528,314    14,870,453
                                                ------------  ------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . . .   10,691,759    12,984,193    13,037,911

OPERATING EXPENSES:
Marketing (Note 1) . . . . . . . . . . . . . .    8,014,129     8,941,036     7,454,619
Research, development and engineering (Note 8)    2,861,733     2,963,134     3,278,714
Administrative (Note 7). . . . . . . . . . . .    2,333,445     4,157,811     1,998,362
Severance pay (Note 12). . . . . . . . . . . .            -       810,000             -
                                                ------------  ------------  ------------
Total. . . . . . . . . . . . . . . . . . . . .   13,209,307    16,871,981    12,731,695

INCOME (LOSS) FROM OPERATIONS. . . . . . . . .   (2,517,548)   (3,887,788)      306,216

OTHER INCOME (EXPENSE):
Interest expense (Note 5 and 6). . . . . . . .     (259,280)     (432,477)     (797,376)
Interest income. . . . . . . . . . . . . . . .       90,440        82,094       111,884
Equity in loss of investments (Notes 1 and 3).            -      (150,000)     (120,000)
Gain on sale of stock. . . . . . . . . . . . .    2,500,000             -             -
                                                ------------  ------------  ------------
Total. . . . . . . . . . . . . . . . . . . . .    2,331,160      (500,383)     (805,492)

LOSS BEFORE INCOME TAXES . . . . . . . . . . .     (186,388)   (4,388,171)     (499,276)

INCOME TAX PROVISION (NOTES 1 AND 4) . . . . .            -             -             -
                                                ------------  ------------  ------------

NET LOSS . . . . . . . . . . . . . . . . . . .  $  (186,388)  $(4,388,171)  $  (499,276)
                                                ============  ============  ============

NET LOSS PER COMMON SHARE
Basic. . . . . . . . . . . . . . . . . . . . .  $     (0.02)  $     (0.51)  $     (0.06)
Diluted. . . . . . . . . . . . . . . . . . . .  $     (0.02)  $     (0.51)  $     (0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (NOTE 8):
Basic. . . . . . . . . . . . . . . . . . . . .    8,694,918     8,581,863     8,309,240
Diluted. . . . . . . . . . . . . . . . . . . .    8,694,918     8,581,863     8,309,240

See  notes  to  consolidated  financial  statements.

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                                                                                Retained
                                                          Additional    Common Stock            Earnings     Accumulated
                                         Common Stock      Paid-In        Treasury            (Accumulated  Comprehensive
                                       Shares     Amount   Capital        Shares     Cost       Deficit)     Income/Loss
BALANCE, JUNE 30, 1997. . . . . . .  7,796,465  $311,859  $14,469,406                         $  (516,023)  $    (38,107)
Net loss. . . . . . . . . . . . . .                                                              (499,276)
Foreign currency translation. . . .                                                                               38,107
Comprehensive income/(loss) . . . .
Issuance of common stock. . . . . .     20,425       817      119,183
Exercise of options and warrants. .    126,500     5,060      271,371
Convertible debentures converted
  to common stock, net of $100,822
  of unamortized issuance costs . .    407,761    16,310    2,181,225
Commitment to issue common
  stock for patented technology . .                           900,000
Issuance of warrants for services .                            23,065

BALANCE, JUNE 30, 1998. . . . . . .  8,351,151   334,046   17,964,250                          (1,015,299)
Net loss. . . . . . . . . . . . . .                                                            (4,388,171)
Comprehensive income/(loss) . . . .
Issuance of common stock for
  patented technology . . . . . . .    350,000    14,000      (14,000)
Exercise of options and warrants. .      5,000       200       10,113
Common stock repurchased. . . . . .                                     103,840    (193,430)

BALANCE, JUNE 30, 1999. . . . . . .  8,706,151   348,246   17,960,363   103,840    (193,430)   (5,403,470)             0

Net loss. . . . . . . . . . . . . .                                                              (186,388)
Unrealized gain on investment . . .                                                                            5,704,675
Comprehensive income/loss . . . . .
Common stock issued in settlement
  of lawsuit. . . . . . . . . . . .     30,000     1,200       68,175
Exercise of options . . . . . . . .    240,100     9,604      448,746
Employee common stock
  purchased from treasury . . . . .                               756   (22,718)     42,319        (1,844)

BALANCE, JUNE 30, 2000. . . . . . .  8,976,251  $359,050  $18,478,040    81,122   $(151,111)  $(5,591,702)  $  5,704,675


                                         Total
                                     Stockholders'
                                        Equity
BALANCE, JUNE 30, 1997. . . . . . .  $14,227,135
Net loss. . . . . . . . . . . . . .     (499,276)
Foreign currency translation. . . .       38,107
Comprehensive income/(loss) . . . .     (461,169)
Issuance of common stock. . . . . .      120,000
Exercise of options and warrants. .      276,431
Convertible debentures converted
  to common stock, net of $100,822
  of unamortized issuance costs . .    2,197,535
Commitment to issue common
  stock for patented technology . .      900,000
Issuance of warrants for services .       23,065

BALANCE, JUNE 30, 1998. . . . . . .   17,282,997
Net loss. . . . . . . . . . . . . .   (4,388,171)
Comprehensive income/(loss) . . . .   (4,388,171)
Issuance of common stock for
  patented technology . . . . . . .            -
Exercise of options and warrants. .       10,313
Common stock repurchased. . . . . .     (193,430)

BALANCE, JUNE 30, 1999. . . . . . .   12,711,709

Net loss. . . . . . . . . . . . . .     (186,388)
Unrealized gain on investment . . .    5,704,675
Comprehensive income/loss . . . . .    5,518,287
Common stock issued . . . . . . . .       69,375
Exercise of options . . . . . . . .      458,350
Employee common stock
  purchased from treasury . . . . .       41,231

BALANCE, JUNE 30, 2000. . . . . . .  $18,798,952


See  notes  to  consolidated  financial  statements.

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                      2000          1999         1998
                                                                  ------------  ------------  -----------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (186,388)  $(4,388,171)  $ (499,276)
Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . .      871,510       486,610      721,476
    Amortization . . . . . . . . . . . . . . . . . . . . . . . .        7,001         7,002       21,440
    Interest and discount accrued on convertible debentures. . .            -             -      462,034
    Provision for doubtful accounts. . . . . . . . . . . . . . .      925,000       380,004       99,000
    Expense related to equity in loss of investments . . . . . .            -             -      120,000
    Expense related to issuance of warrants for services . . . .            -             -       23,065
    Expense related to commitment to issue common stock
      for patented technology. . . . . . . . . . . . . . . . . .            -             -      900,000
    Gain on sale of Immtech stock. . . . . . . . . . . . . . . .   (2,500,000)            -            -
    Litigation settled with common stock . . . . . . . . . . . .       69,375             -            -
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . . .   (1,349,278)      183,222      161,524
      Other receivables. . . . . . . . . . . . . . . . . . . . .      (33,667)      239,870      (86,121)
      Inventories. . . . . . . . . . . . . . . . . . . . . . . .      341,955      (461,786)      46,207
      Prepaid expenses . . . . . . . . . . . . . . . . . . . . .      (27,562)      146,007      (68,677)
      Accounts payable . . . . . . . . . . . . . . . . . . . . .     (442,676)      772,299     (768,284)
      Accrued liabilities. . . . . . . . . . . . . . . . . . . .   (2,401,762)    2,950,520     (683,954)
                                                                  ------------  ------------  -----------
Net cash (used in) provided by  operating activities . . . . . .   (4,726,492)      315,577      448,434

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net. . . . . . . . .     (595,412)     (515,017)    (287,205)
Purchase of license rights . . . . . . . . . . . . . . . . . . .            -             -       (1,080)
Advances to Immtech International, Inc.. . . . . . . . . . . . .            -             -     (120,000)
Proceeds from Sale of Immtech Stock. . . . . . . . . . . . . . .    2,500,000             -            -
                                                                  ------------  ------------  -----------
Net cash provide by (used in) investing activities . . . . . . .    1,904,588      (515,017)    (408,285)

FINANCING ACTIVITIES:
Net proceeds from mortgage refinancing . . . . . . . . . . . . .            -       256,413            -
Repurchase of Company stock. . . . . . . . . . . . . . . . . . .            -      (193,430)           -
Principal payments on long-term debt . . . . . . . . . . . . . .      (73,925)      (92,776)    (147,441)
Proceeds from issuance of common stock . . . . . . . . . . . . .      499,581        10,313      396,431
                                                                  ------------  ------------  -----------
Net cash provided by (used in) financing activities. . . . . . .      425,656       (19,480)     248,990

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS . . . . . .   (2,396,248)     (218,920)     289,139
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR . . . . . . . . . .    2,511,078     2,729,998    2,440,859
CASH AND CASH EQUIVALENTS, END OF YEAR . . . . . . . . . . . . .  $   114,830   $ 2,511,078   $2,729,998

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
  Income taxes paid-net. . . . . . . . . . . . . . . . . . . . .  $     7,535   $     8,010   $    8,525
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .      259,590       437,401      335,342
Noncash investing and financing activities:
  Common stock issued upon conversion of convertible debentures,
    net of $100,822 of unamortized issuance costs. . . . . . . .            -             -    2,197,535
  Issuance of warrants for services. . . . . . . . . . . . . . .            -             -       23,065
  Commitment to issue common stock for patented technology . . .            -             -      900,000
  Litigation settled with common stock . . . . . . . . . . . . .       69,375             -            -
  Cost of fixed asset disposals. . . . . . . . . . . . . . . . .      201,072             -            -
  Unrealized gain on investment in Immtech . . . . . . . . . . .    5,704,675             -            -


See  notes  to  consolidated  financial  statements.

NOTES  TO  FINANCIAL  STATEMENTS

CRITICARE  SYSTEMS,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2000,  1999  AND  1998

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

     INVESTMENTS  -  The  Company  accounts  for  its  investment  in  Intercare
Technologies, Inc. ("Intercare") on the cost method and accounts for its investment in the Blatz House Offices Limited Partnership (the "Blatz Partnership") on the equity method. In fiscal 2000, the Company ceased accounting for its investment in Immtech International, Inc ("Immtech") under the equity method and recorded the asset on the balance sheet at its fair market value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 3).

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

     LICENSE RIGHTS AND PATENTS - License rights and patents are amortized over the estimated useful lives of the related agreements using primarily the straight-line method. Approximately $7,000 of amortization was charged to operations in each of the fiscal years ended June 30, 2000, 1999 and 1998. Accumulated amortization approximated $92,000 and $85,000 at June 30, 2000 and 1999, respectively.

     CONVERTIBLE DEBENTURE ISSUANCE COSTS - Convertible debenture issuance costs were amortized over the two-year term of the debentures. Approximately $15,000 of amortization was charged to operations in 1998. The pro rata amount of unamortized debenture issuance costs were charged to additional paid-in-capital upon conversion of the debentures to common stock. Unamortized debenture issuance costs charged to additional paid-in capital amounted to $100,822 during 1998. (See Note 6.)

     REVENUE RECOGNITION - Revenues and the costs of products sold are recognized as the related products are shipped or installed, if there are significant installation costs.

     PRODUCT WARRANTIES - Estimated costs for product warranties are accrued for and charged to operations as the related products are shipped.

     MARKETING EXPENSES - Marketing expenses include all of the Company's sales related costs. The amount incurred in fiscal 2000 includes a $900,000 charge to bad debt expense related to the accounts receivable balance of certain international customers. Total bad debt expense was $1,160,614, $380,004, and $99,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are charged to operations as incurred. Such expenses approximated $2,696,000, $2,798,000 and $3,156,000 in 2000, 1999 and 1998, respectively. The 1998 amount includes $900,000 related to certain acquired patented technology which was charged to operations as in-process research and development costs at the time of the acquisition. (See Note 8.)

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

     FAIR VALUE OF FINANCIAL STATEMENTS - The Company's financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosure About Fair Value of Financial Instruments," includes cash, accounts receivable, accounts payable, borrowings under line of credit facility and long-term debt. The Company believes that the carrying amounts of these accounts are a reasonable estimate of their fair value because of the short-term nature of such instruments or, in the case of long-term debt because of interest rates available to the Company for similar obligations.

     COMPREHENSIVE INCOME - In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains on investments, and is presented in the Consolidated Statement of Stockholders' Equity. The adoption of SFAS 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

     APPROVED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

     Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

     In  1999  the  Securities  and  Exchange Commission issued Staff Accounting
Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101) dealing with revenue recognition which is effective in the fourth quarter of fiscal 2000. The Company does not expect its adoption of SAB No. 101 to have a material effect on the Company's financial statements.

     In March 2000, the FASB issued FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation ("FIN 44") which is effective July 1, 2000. This interpretation clarifies the application of APB Opinion 25 for certain issues related to stock issued to employees. The Company believes its existing stock based compensation policies and procedures are in compliance with FIN 44 and, therefore, that the adoption of FIN 44 will not have a material effect on the Company's financial statements.

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

2.   INVENTORIES

     Inventories  consist  of  the  following  as  of  June  30:

                                    2000        1999
Component parts . . . . . . . .  $3,721,474  $3,790,728
Work in process . . . . . . . .   1,169,609   1,261,709
Finished units. . . . . . . . .   3,687,243   4,018,142
                                 ----------  ----------
Total inventories . . . . . . .   8,578,326   9,070,579
Less:  reserve for obsolescence     400,000     559,604
                                 ----------  ----------
Net inventory . . . . . . . . .  $8,178,326  $8,510,975

3.   INVESTMENTS

     IMMTECH INTERNATIONAL, INC. - The Company owns common stock of Immtech International, Inc. ("Immtech"). Immtech is a biopharmaceutical company focusing on the discovery and commercialization of therapeutics for treatment of patients afflicted with opportunistic infectious diseases, cancer or comprised immune systems. Immtech has two independent programs for developing drugs: one based on a technology for the design of a class of pharmaceutical compounds referred to as dications. The second is based on developing a series of biological proteins that work in conjunction with the immune system. Immtech has no products currently for sale, and none are expected to be commercially available for several years. Immtech has a March 31 fiscal year end.

     During the first and second quarters of fiscal 2000, the Company sold a portion of its Immtech stock in a Private Placement. The proceeds from this sale were $2,500,000.

     As a result, the Company owns less than 20% of Immtech's issued and outstanding common stock as of June 30, 2000. Therefore, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company ceased accounting for the Immtech investment under the equity method and recorded the asset on the balance sheet at the fair market value of $5,704,675. An unrealized gain was also recorded as a component of stockholder's equity. The Company held 456,374 shares of Immtech common stock, which was trading at $12.50 per share, on June 30, 2000.

     The following is a summary of the Company's investment in and advances to Immtech as of June 30, 1999:

                                       1999
Investment in Immtech . . . . . .  $ 2,736,000
Advances to Immtech . . . . . . .      863,940
                                   ------------
Total . . . . . . . . . . . . . .    3,599,940
Less investment losses recognized   (3,599,940)
                                   ------------
Net investment. . . . . . . . . .  $         0

     During July 1998, the Company purchased certain intangible assets and an additional 172,414 shares of Immtech stock for $150,000. These intangibles and shares of stock were subsequently sold to a related party as part of a severance agreement for $150,000 (see Note 12).

     The Company has recognized investment losses related to the investment in Immtech of $150,000 and $120,000 in 1999 and 1998, respectively.

     During April 1999, Immtech completed an Initial Public Offering ("IPO") of its stock. As part of this IPO, the Company was required to sign a lock-up agreement by which it was agreed that no shares owned by the Company could be sold in the public market until the Immtech stock traded at $20 (200% of its initial IPO price ($10)) for 20 consecutive trading days and one year has passed from the date of the IPO. As of June 30, 2000, these lock up provisions have been satisfied.

     The following is summarized financial information for Immtech at June 30, 1999 and for the twelve months then ended.

                                                   1999
Current assets. . . . . . . . . . . . . . . .  $ 8,541,000
Noncurrent assets . . . . . . . . . . . . . .       68,000
Current liabilities . . . . . . . . . . . . .      253,000
Noncurrent liabilities. . . . . . . . . . . .            -
Redeemable preferred stock. . . . . . . . . .            -
Common stockholders' equity (deficit) . . . .    8,356,000
Revenues. . . . . . . . . . . . . . . . . . .      136,000
Net loss. . . . . . . . . . . . . . . . . . .   (8,341,000)
Net loss attributable to common stockholders.   (4,657,000)

     BLATZ PARTNERSHIP - The Company was the sole limited partner in a real estate limited partnership which owns the Blatz Phase II Commercial Office Buildings located in Milwaukee, Wisconsin. Under terms of the Partnership Agreement (the "Agreement"), profits and losses (other than those resulting from a sale or refinancing of the Project) were allocated 40% to the general partners and 60% to the Company. This investment was sold during 1999.

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

     Significant components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

                                                           JUNE 30,      JUNE 30,      JUNE 30,
                                                             2000          1999          1998
Deferred income tax assets:
  Accounts receivable and sales allowances. . . . . . .  $   533,000   $   170,000   $   156,000
  Inventory allowances. . . . . . . . . . . . . . . . .      191,000       254,000       110,000
  Product warranties. . . . . . . . . . . . . . . . . .      128,000       128,000       128,000
  Other accrued liabilities . . . . . . . . . . . . . .      246,000       392,000        86,000
  Severance pay accrual . . . . . . . . . . . . . . . .      145,000       279,000             -
  Lawsuit settlement. . . . . . . . . . . . . . . . . .            -       626,000             -
  Federal net operating loss carryforwards. . . . . . .    3,320,000     2,014,000     1,870,000
  State net operating loss carryforwards. . . . . . . .      483,000       291,000       270,000
  Federal tax credit carryforwards. . . . . . . . . . .      152,000       152,000       152,000
  Investment losses not deducted. . . . . . . . . . . .      709,000     1,532,000     1,481,000
                                                         ------------  ------------  ------------
  Total deferred income tax assets. . . . . . . . . . .    5,907,000     5,838,000     4,253,000

Deferred income tax liabilities:
  Excess of tax over book depreciation and amortization     (616,000)     (620,000)     (596,000)
  Prepaid expenses. . . . . . . . . . . . . . . . . . .      (13,000)       (7,000)       (3,000)
  Unrealized gain on investments. . . . . . . . . . . .   (2,237,000)            -             -
                                                         ------------  ------------  ------------
  Total deferred income tax liabilities . . . . . . . .   (2,866,000)     (627,000)     (599,000)

  Valuation allowance . . . . . . . . . . . . . . . . .   (3,041,000)   (5,211,000)   (3,654,000)

  Net deferred income taxes recognized in the
    consolidated balance sheets . . . . . . . . . . . .  $         0   $         0   $         0

     At June 30, 2000, the Company had federal net operating loss carryforwards of approximately $9,765,000 which expire in 2008 through 2020. At June 30, 2000, the Company had available for federal income tax purposes approximately $41,000 of alternative minimum tax credit carryforwards which carry forward indefinitely and approximately $111,000 tax credit carryforwards which expire in the years 2007 through 2009. The Company also has approximately $9,667,000 of state net operating loss carryforwards, which expire in 2002 through 2015, available to offset certain future state taxable income.

     The  income  tax  provision  consists  of  the  following:

                              2000   1999   1998
Current
  Federal. . . . . . . . . .  $   0  $   0  $   0
  State. . . . . . . . . . .      0      0      0
  Total income tax provision  $   0  $   0  $   0

     A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:



                                                2000     1999     1998
Federal statutory income tax rate . . . . . .  (34.0)%  (34.0)%  (34.0)%
Losses for which no benefit was provided. . .   35.3     29.3     30.9
Non-deductible losses of subsidiaries . . . .   27.6      3.2        -
Other-net (principally stock options in 2000)  (28.9)     1.5      3.1
Effective income tax rate . . . . . . . . . .      0%       0%       0%



5.     LINE  OF  CREDIT  FACILITY  AND  LONG-TERM  DEBT

                                                                 2000        1999
Long-term debt consists of the following:

  Mortgage note, 7.5% due in monthly installments of $27,793 with a final payment of $3,048,253 due in April 1, 2004,
    collateralized by real estate with a carrying value of
    approximately $3,844,000 at June 30, 2000. . . . . . . .  $3,364,324  $3,438,249
  Less current maturities. . . . . . . . . . . . . . . . . .      80,432      73,893
  Long-term debt . . . . . . . . . . . . . . . . . . . . . .  $3,283,892  $3,364,356

     Aggregate annual principal payments required under terms of the long-term debt agreements are as follows:

YEARS ENDING JUNE 30,  PRINCIPAL PAYMENTS
2001. . . . . . . . .  $            80,432
2002. . . . . . . . .               86,766
2003. . . . . . . . .               93,599
2004. . . . . . . . .            3,103,526
2005. . . . . . . . .                    0
                       -------------------
Total . . . . . . . .  $         3,364,324

     At June 30, 2000, the Company had a $4,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, plus .25% (9.75% as of June 30, 2000). As of June 30, 2000, there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants which require minimum levels of tangible net worth and income levels. The Company was not in compliance with these covenants at June 30, 2000. This non-compliance was waived by the lending institution.

     In March 1999, the Company refinanced its mortgage note on the Company's office and manufacturing facility. The Company incurred a prepayment penalty of approximately $120,000, which was recorded as interest expense.

6.   CONVERTIBLE  DEBENTURES

     In February 1997, the Company issued $2,500,000 of convertible debentures. The debentures had a two year term to maturity with a stated annual interest rate of 8%, payable in shares of common stock at the conversion date or maturity date. The holders of the debentures had the option to convert up to $1,250,000 of the debentures and accrued interest to common stock of the Company sixty-one
(61) days after the February 1997 closing date at a conversion price equal to a 20% discount from the average closing bid price of the Company's common stock for the five days preceding the conversion date. Debentures aggregating
$550,000 were converted under the 20% discount conversion feature. The remaining debentures and accrued interest were converted to common stock of the Company at a conversion price equal to a 25% discount from the average closing bid price of the Company's common stock for the five days preceding the conversion date. For the year ended June 30, 1998, $1,650,000 of debentures were converted to 407,761 shares of common stock with a fair market value of $2,298,357 as of the conversion date.

7.   CONTINGENCIES

     From time to time, various lawsuits arise out of the normal course of business. These proceedings are handled by outside counsel. Currently management is not aware of any claim or action pending against the Company that would have a material adverse effect on the Company.

     The Company has received two grants from the State of Wisconsin for research and development of certain products. The grants are to be repaid only upon successful completion and marketing of the related product. Repayment of these grants is to be made on a sales by unit basis. Repayments approximated $182,000 in 1999 and constituted full repayment of one of these grants. The repayments are charged to expense as the related products are sold. Since the second grant did not result in the successful completion and marketing of a product, the Company does not have to repay the grant. The Company has been awarded a third grant from the State of Wisconsin for an amount up to $100,000 which requires repayment of the grant amount plus interest at 8%, plus payment of a royalty in the amount of 1% of net sales of the related product for a five-year period, as defined. No funds have been received under this grant at June 30, 2000.

8.   STOCKHOLDERS'  EQUITY

     STOCK OPTIONS - In December 1992, the Board of Directors approved a new Employee Stock Option Plan and Non-Employee Stock Option Plan. No new stock options can be granted under the Employee Stock Option Plan and Non-Employee Stock Option Plan which existed prior to the approval of the new plans. The Board of Directors has authorized in connection with these new plans the issuance of 1,720,000 reserved shares of common stock of which 139,350 reserved shares of common stock remain available for future issuance under the stock option plans at June 30, 2000. The Board of Directors increased the number of reserved shares for issuance under the Plans from 1,220,000 to 1,720,000 during 1999. The activity during 1998, 1999 and 2000 for the above plans are summarized as follows:

                                                NUMBER OF   STOCK OPTIONS  WEIGHTED AVG.
                                                 SHARES      PRICE RANGE   EXERCISE PRICE
Outstanding at July 1, 1997 . . . . . . . . .   1,044,400       1.88-5.25            2.40
  Granted . . . . . . . . . . . . . . . . . .      60,000       3.00-3.25            3.13
  Cancelled . . . . . . . . . . . . . . . . .    (179,200)      2.00-5.25            2.38
  Exercised . . . . . . . . . . . . . . . . .     (85,500)      2.00-2.75            2.27
                                               -----------
Outstanding at June 30, 1998. . . . . . . . .     839,700       1.88-3.63            2.50
  Granted . . . . . . . . . . . . . . . . . .     993,700       1.50-1.88            1.74
  Cancelled . . . . . . . . . . . . . . . . .    (636,800)      1.69-3.00            2.06
  Exercised . . . . . . . . . . . . . . . . .      (5,000)           2.06            2.06
                                               -----------
Outstanding at June 30, 1999. . . . . . . . .   1,191,600       1.50-3.00            1.83
  Granted . . . . . . . . . . . . . . . . . .     489,100       2.00-2.25            2.24
  Cancelled . . . . . . . . . . . . . . . . .    (287,700)      1.63-3.63            1.99
  Exercised . . . . . . . . . . . . . . . . .    (240,100)      1.50-2.75            1.91
                                               -----------
Outstanding at June 30, 2000. . . . . . . . .   1,152,900       1.50-2.75            1.96

Exercisable at June 30, 2000. . . . . . . . .     502,500       1.50-2.75            1.98

Weighted average fair market value of options
granted during the fiscal year ended June 30,
2000. . . . . . . . . . . . . . . . . . . . .  $     0.38

     The following table summarizes information about stock options outstanding as of June 30, 2000:

                              OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
                                           Weighted Average
                            Shares            Remaining          Weighted            Shares
Range of                  Outstanding        Contractual     Average Exercise     Exercisable     Weighted Average
Exercise Prices        at June 30, 2000       Life-Years           Price        at June 30, 2000   Exercise Price
1.50-1.875. . . . .              622,400              2.71  $            1.71           284,000  $            1.76
2.00-3.00. . . . . .              530,500              3.39               2.25           218,500               2.28
1.50-3.00. . . . . .            1,152,900              3.02               1.96           502,500               1.98

     Outstanding options have fixed terms and are exercisable over a period determined by the Compensation Committee of the Company's Board of Directors but no longer than five years after the date of grant.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the options granted during the years ended June 30, 2000, 1999 and 1998, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

                                                       YEARS  ENDED  JUNE  30,
                                                    2000         1999         1998
Net income (loss)-as reported . . . . . . . . .  $(186,388)  $(4,388,171)  $(499,276)
Net income (loss)-pro forma . . . . . . . . . .  $(365,626)  $(4,555,200)  $(779,276)
Net income (loss) per common share-as reported.  $   (0.02)  $     (0.51)  $   (0.06)
Net income (loss) per common share-pro forma. .  $   (0.04)  $     (0.53)  $   (0.09)
Assumptions used:
  Expected volatility . . . . . . . . . . . . .         23%           15%         14%
  Risk-free interest rate . . . . . . . . . . .          6%            5%          5%
  Expected option life (in years) . . . . . . .          4             3           3

     The fair value of stock options used to compute pro forma net loss and net loss per common share is the estimated present value at the grant date using the Black-Scholes option-pricing model.

     STOCK WARRANTS - In September 1995, the Company executed a warrant agreement with a consultant. The warrant agreement provided for the issuance of warrants to purchase up to 150,000 shares of the common stock of the Company, exercisable at a price of $2.00 per share. The warrant was exercisable as to 37,500 shares upon execution of the agreement and the warrants to purchase the remaining 112,500 shares were to become exercisable if certain performance parameters were achieved by September 1996. Such parameters were not met as of such date. In January 1997, the agreement was extended and the parameters were changed. By June 30, 1997, warrants to purchase the remaining 112,500 shares of common stock at a price of $2.00 per share became exercisable. The warrant holder exercised rights and purchased 41,000 shares of common stock at $2.00 per share during the year ended June 30, 1998. Warrants to purchase 15,000 shares of common stock at $2.00 per share were exercisable as of June 30, 2000. Such warrants expire in September 2000.

     In February 1998, the Company executed a similar warrant agreement with the consultant. The warrant agreement provides for the issuance of warrants to purchase up to 150,000 shares of common stock at a price of $3.00 per share. The warrant is exercisable as to 30,000 shares upon execution of the agreement and the warrants to purchase the remaining 120,000 shares will be exercisable if certain performance parameters are achieved by February 1999. No such parameters were achieved. During the year ended June 30, 1998, the Company recognized $23,065 of expense related to the value of the services performed under the agreement. As of June 30, 2000, 30,000 warrants were exercisable. Such warrants expire in February 2003.

     COMMITMENT TO ISSUE SHARES OF COMMON STOCK - In April 1998, the Company agreed to and accepted the patent rights assigned to them by a third party with respect to certain technology related to the transmission of clinical data. In consideration for the patent, the Company has agreed to provide the third party with 400,000 shares of common stock payable over a four-year time period with additional consideration of up to 112,000 shares contingent upon the achievement of certain sales levels. The Company recorded a charge to operations of $900,000 in fiscal 1998 with respect to the value of the in-process technology which was expensed as research and development costs. The 400,000 shares to be issued have been considered to be outstanding shares for purposes of computing basic and diluted income (loss) per common share in 1998. During 1999, the Company renegotiated the agreement and issued the third party 350,000 shares instead of the 400,000 shares payable over four years and the 112,000 contingent shares.

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

9.   EMPLOYEE  BENEFIT  PLAN

     The Company has a 401(k) plan which covers substantially all employees. Company contributions to the plan are discretionary and determined annually by the Company's

Board of Directors. The Company's contributions were approximately $77,000, $84,000, and $77,000 in 2000, 1999 and 1998, respectively.

10.  BUSINESS  AND  CREDIT  CONCENTRATIONS

     The Company is a manufacturer of medical monitors and telemetry products whose customers include hospitals and alternative health care sites throughout the world. Although the Company's products are sold primarily to health care providers, concentrations of credit risk with respect to trade accounts receivable are limited due to the Company's large number of customers and their geographic dispersion. The Company currently coordinates substantially all international sales and distribution activities. Such activities were previously provided by the Company with the assistance of Criticare International. Identifiable assets located outside of the United States are insignificant in relation to the Company's total assets. Net export sales by geographic area are as follows:

                                         2000         1999         1998
Europe and Middle East . . . . . . .  $ 5,437,000  $ 4,635,000  $ 5,464,000
Pacific Rim. . . . . . . . . . . . .    2,662,000    2,243,000    3,895,000
Canada and Central and South America    3,035,000    3,634,000    3,414,000
                                      -----------  -----------  -----------
Export net sales . . . . . . . . . .  $11,134,000  $10,512,000  $12,773,000
U.S. net sales . . . . . . . . . . .   16,020,000   18,001,000   15,135,000
                                      -----------  -----------  -----------
Total net sales. . . . . . . . . . .   27,154,000   28,513,000   27,908,000

11.  SIGNIFICANT  CUSTOMER

     During 1999, a customer entered into an OEM agreement with the Company and purchased approximately $4,360,000 of the Company's products. This represents approximately 15% of the Company's total sales. This customer had a receivable balance of $448,546 on June 30, 1999, which represents 7% of the Company's total receivables as of this date. During 2000, purchases approximated $1,988,000 and a receivable balance of $944,326, which represented 14% of accounts receivable on June 30, 2000.

12.  SEVERANCE  PAY

     During November 1998, the two co-founders of the Company resigned from their positions. The Company has provided each of these individuals with a severance agreement, which includes a portion of their salary and fringe benefits for a period which approximates three years.

INDEPENDENT  AUDITORS'  REPORT

To  the  Stockholders  and  Directors  of  Criticare  Systems,  Inc.:

We have audited the accompanying consolidated balance sheets of Criticare Systems, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Criticare Systems, Inc. at June 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/  BDO  Seidman,  LLP
Milwaukee,  Wisconsin
August  15,  2000

INDEPENDENT  AUDITORS'  REPORT

To  the  Stockholders  and  Directors  of  Criticare  Systems,  Inc.:

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Criticare Systems, Inc. and subsidiaries for the year ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements of Criticare Systems, Inc. and subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended June 30, 1998 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte  &  Touche  LLP
Milwaukee,  Wisconsin
August  20,  1998

QUARTERLY  RESULTS

     The following table contains quarterly information, which includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation. The Company recorded a gain of $2,500,000 in the quarter ended September 30, 1999 related to the sale of Immtech stock and a charge of approximately $1,800,000 for settlement costs related to a lawsuit that was resolved in the quarter ended June 30, 1999. These items were unusual, nonrecurring adjustments.

                                                       QUARTERS ENDED
                      JUNE 30,    MARCH 31,    DEC. 31,   SEPT. 30,    JUNE 30,    MARCH 31,    DEC. 31,    SEPT. 30,
                        2000        2000         1999        1999        1999        1999         1998        1998
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales . . . . .  $   7,519   $    6,131   $   6,901   $    6,603  $   7,223   $    7,276   $   7,290   $    6,724
Gross profit. . . .      2,326        2,235       3,142        2,989      2,784        3,379       3,562        3,259
Income (loss) from
  operations. . . .     (1,317)      (1,143)       (215)         157     (2,308)        (486)       (880)        (214)
Net income (loss) .     (1,367)      (1,197)        489        1,880     (2,340)        (681)       (947)        (420)
Net income (loss)
  per common
  share-Basic . . .      (0.16)       (0.14)       0.06         0.22       (.27)        (.08)       (.11)        (.05)
          -Diluted.      (0.16)       (0.14)       0.06         0.21       (.27)        (.08)       (.11)        (.05)

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


Item  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
-------      -------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
---------------------

     The Company's change in accountants for the 1999 fiscal year was previously reported in the Company's Current Report on Form 8-K filed on October 13, 1999, as amended on October 25, 1999, and the Company's Current Report on Form 8-K filed on November 5, 1999.

PART  III
---------

Item  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------      --------------------------------------------------------

     Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Nominees for Election as Director," "Other Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Criticare Proxy Statement") which will be filed on or before October 28, 2000.

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

     Incorporated herein by reference to the discussion under "Employment Agreements and Severance Arrangements" in the Criticare Proxy Statement.

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

          Consolidated  Balance  Sheets  -  as  of  June  30,  2000  and  1999.

          Consolidated Statements of Operations - for the years ended June 30, 2000, 1999 and 1998.

          Consolidated Statements of Stockholders' Equity - for the years ended June 30, 2000, 1999 and 1998.

          Consolidated Statements of Cash Flows - for the years ended June 30, 2000, 1999 and 1998.

          Notes  to  consolidated  financial  statements.

     2.     Financial  Statement  Schedules:
            -------------------------------

          Independent  Auditors'  Report.

          Financial Statement Schedule for the years ending June 30, 2000, 1999 and 1998:

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

          3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          4.2 Specimen Convertible Debenture (incorporated by reference to the Registration Statement filed on Form S-3, Registration No. 33-25153).

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

          10.5*     1999 Employee Stock Purchase Plan (incorporated by reference to  the  Company's Annual Report on Form 10-K for the year ended June 30, 1999).

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

          10.17*     Employment  Agreement  of  Emil  H. Soika, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

          10.18*     Employment Agreement of Stephen D. Okland, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

          10.19*     Employment  Agreement  of  Drew  M.  Diaz, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

          21     Subsidiaries (incorporated by reference to the Company's Annual
Report  on  Form  10-K  for  the  year  ended  June  30,  1999).

          23.1     Consent  of  BDO  Seidman,  LLP

          23.2     Consent  of  Deloitte  &  Touche  LLP

          24     Power  of  Attorney (incorporated by reference to the signature page  hereof).

          27     Financial  Data  Schedule.

__________________
*  Management  contract  or  compensatory  plan  or  arrangement.

(b)     Reports  on  Form  8-K.

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2000.

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

                              CRITICARE  SYSTEMS,  INC.

                              By /s/ Emil H. Soika
                                ----------------------------------
                                   Emil  H.  Soika,  President
                                   and  Chief  Executive  Officer

                              Date:  September  28,  2000


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emil H. Soika and Mark S. Ruehle, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                         Date
----------------------  -------------------------------------  ------------------
/s/ Emil H. Soika       President, Chief Executive Officer     September 28, 2000
----------------------  and Director (Principal Executive
Emil H. Soika           Officer)

/s/ Mark S. Ruehle      Vice President-Finance and Secretary   September 28, 2000
----------------------  (Principal Financial and Accounting
Mark S. Ruehle          Officer)

/s/ Karsten Houm        Chairman of the Board and Director     September 28, 2000
----------------------
Karsten Houm

/s/ Milton Datsopoulos  Director                               September 28, 2000
----------------------
Milton Datsopoulos

/s/ N.C. Joseph Lai     Director                               September 28, 2000
----------------------
N.C. Joseph Lai, Ph.D.

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Stockholders of Criticare Systems, Inc.:

The audits referred to in our report dated August 15, 2000 relating to the consolidated financial statements of Criticare Systems, Inc., which is contained in Item 8 of this Form 10-K (incorporated in Item 8 of the Form 10-K by reference to the annual report to stockholders for the year ended June 30, 2000) included the audit of the financial statement schedules listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.



/s/  BDO  Seidman,  LLP
Milwaukee, Wisconsin
August 15,  2000

INDEPENDENT  AUDITORS'  REPORT

To the Board of Directors and Stockholders of Criticare Systems, Inc.:

We have audited the consolidated financial statements of Criticare Systems, Inc. and subsidiaries for the year ended June 30, 1998, and have issued our report thereon dated August 20, 1998; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule information for the year ended June 30, 1998, of Criticare Systems, Inc. listed in Item 14. This consolidated financial statement schedule information is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/  Deloitte  &  Touche  LLP
Milwaukee,  Wisconsin
August  20,  1998

                                   SCHEDULE II

                             CRITICARE SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


            Column A              Column B     Column C     Column D     Column E
            ---------            -----------  -----------  -----------  -----------
                                 Balance at   Charged to                Balance at
                                  Beginning    Costs and                  End of
Description                       of Period    Expenses    Deductions     Period
-----------                      -----------  -----------  -----------  -----------
YEAR ENDED JUNE 30, 1998:

Allowance for doubtful accounts

Reserve for sales returns and .  $   467,000  $    99,000  $   266,000  $   300,000
  allowances
                                 $   140,000  $ 1,357,917  $ 1,397,917  $   100,000
YEAR ENDED JUNE 30, 1999:

Allowance for doubtful accounts

Reserve for sales returns and .  $   300,000  $   380,004  $   305,004  $   375,000
  allowances
                                 $   100,000  $   760,194  $   800,194  $    60,000
YEAR ENDED JUNE 30, 2000:

Allowance for doubtful accounts

Reserve for sales returns and .  $   375,000  $ 1,160,614  $   235,614  $ 1,300,000
  allowances
                                 $    60,000  $   554,101  $   554,101  $    60,000