Form 10-Q
period 2000-09-30
CRITICARE SYSTEMS INC /DE/
filed 2000-11-13
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                    Form 10-Q

  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
-----  EXCHANGE  ACT  OF  1934
       For  the  quarterly  period  ended  September  30,  2000
                                           --------------------

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ____________  to  ____________

                         Commission file number 0-16061
                                                -------

                              CRITICARE SYSTEMS, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     39-1501563
         -----------------                    ---------------------------------
   (State or other jurisdiction               (IRS Employer Identification No.)
of  incorporation  or  organization)

        20925 Crossroads Circle,   Waukesha, Wisconsin           53186
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

Number of shares outstanding of each class of the registrant's classes of common stock as of September 30, 2000: Class A Common Stock 8,991,251 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000
                                   (UNAUDITED)

                                                                           September 30,       June 30,
ASSETS                                                                         2000              2000
                                                                          ---------------  ---------------
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $      212,840   $      114,830
Accounts receivable, less allowance for doubtful accounts
   of $1,400,000 and $1,300,000, respectively. . . . . . . . . . . . . .       6,451,657        6,782,765
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,558,694        5,704,675
Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .         123,903          116,773
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,788,891        8,178,326
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         491,480          219,852
                                                                          ---------------  ---------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .      22,627,465       21,117,221

Property, plant and equipment - net. . . . . . . . . . . . . . . . . . .       5,936,119        5,988,656

License rights and patents - net . . . . . . . . . . . . . . . . . . . .         101,390          104,990
                                                                          ---------------  ---------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   28,664,974   $   27,210,867
                                                                          ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    2,386,134   $    2,635,344
Accrued liabilities:
    Compensation and commissions . . . . . . . . . . . . . . . . . . . .       1,264,811        1,243,839
    Product warranties . . . . . . . . . . . . . . . . . . . . . . . . .         325,000          325,000
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         585,298          574,826
Current maturities of long-term debt . . . . . . . . . . . . . . . . . .          81,984           80,432
                                                                          ---------------  ---------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .       4,643,227        4,859,441

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . .       3,263,317        3,283,892

OTHER LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . . .         232,171          268,582

STOCKHOLDERS' EQUITY:
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                -
Common stock - $.04 par value, 15,000,000 shares authorized,
    8,991,251 and 8,976,251 shares issued and outstanding, respectively.         359,650          359,050
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .      18,507,981       18,478,040
Common stock held in treasury (76,439 and 81,122 shares, respectively) .        (142,388)        (151,111)
Retained earnings (accumulated deficit). . . . . . . . . . . . . . . . .      (5,757,678)      (5,591,702)
Accumulated comprehensive income . . . . . . . . . . . . . . . . . . . .       7,558,694        5,704,675
                                                                          ---------------  ---------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .      20,526,259       18,798,952
                                                                          ---------------  ---------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   28,664,974   $   27,210,867
                                                                          ===============  ===============

See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                           2000         1999
                                       -----------  -----------
NET SALES . . . . . . . . . . . . . .  $6,229,877   $6,603,337

COST OF GOODS SOLD. . . . . . . . . .   3,718,831    3,614,526
                                       -----------  -----------

GROSS PROFIT. . . . . . . . . . . . .   2,511,046    2,988,811

OPERATING EXPENSES:
Marketing . . . . . . . . . . . . . .   1,475,109    1,606,379
Research, development and engineering     581,282      711,456
Administrative. . . . . . . . . . . .     562,238      514,000
                                       -----------  -----------
Total . . . . . . . . . . . . . . . .   2,618,629    2,831,835

(LOSS) INCOME FROM OPERATIONS . . . .    (107,583)     156,976

OTHER INCOME (EXPENSE):
Interest expense. . . . . . . . . . .     (64,806)     (65,781)
Interest income . . . . . . . . . . .       6,419       29,281
Gain on sale of stock . . . . . . . .           -    1,760,000
                                       -----------  -----------
Total . . . . . . . . . . . . . . . .     (58,387)   1,723,500

(LOSS) INCOME BEFORE INCOME TAXES . .    (165,970)   1,880,476

INCOME TAX PROVISION. . . . . . . . .           -            -
                                       -----------  -----------

NET (LOSS) INCOME . . . . . . . . . .  $ (165,970)  $1,880,476
                                       ===========  ===========

NET (LOSS) INCOME PER COMMON SHARE
Basic . . . . . . . . . . . . . . . .  $    (0.02)  $     0.22
Diluted . . . . . . . . . . . . . . .  $    (0.02)  $     0.21

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic . . . . . . . . . . . . . . . .   8,898,607    8,706,151
Diluted . . . . . . . . . . . . . . .   8,898,607    8,921,806

See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (UNAUDITED)

                                                            2000         1999
                                                        ----------  ------------
OPERATING ACTIVITIES:
Net (loss) income. . . . . . . . . . . . . . . . . . .  $(165,970)  $ 1,880,476
Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . .    127,499       231,784
    Amortization . . . . . . . . . . . . . . . . . . .      3,600         4,499
    Provision for doubtful accounts. . . . . . . . . .    100,000        57,838
    Gain on sale of Immtech stock. . . . . . . . . . .          -    (1,760,000)
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . .    231,108       471,819
      Other receivables. . . . . . . . . . . . . . . .     (7,130)       27,157
      Inventories. . . . . . . . . . . . . . . . . . .    430,907       (68,690)
      Prepaid expenses . . . . . . . . . . . . . . . .   (271,628)      (51,536)
      Accounts payable . . . . . . . . . . . . . . . .   (249,210)     (872,997)
      Accrued liabilities. . . . . . . . . . . . . . .     (4,967)   (1,668,965)
                                                        ----------  ------------
Net cash provided by (used in) operating activities. .    194,209    (1,748,615)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net. . . .   (116,434)      (78,583)
Proceeds from sale of Immtech stock. . . . . . . . . .          -     1,760,000
                                                        ----------  ------------
Net cash (used in) provide by investing activities . .   (116,434)    1,681,417

FINANCING ACTIVITIES:
Principal payments on long-term debt . . . . . . . . .    (19,023)      (17,596)
Proceeds from issuance of common stock . . . . . . . .     39,258             -
                                                        ----------  ------------
Net cash provided by (used in) financing activities. .     20,235       (17,596)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .     98,010       (84,794)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR . . . . .    114,830     2,511,078
                                                        ----------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR . . . . . . . .  $ 212,840   $ 2,426,284
                                                        ==========  ============

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


2.  INVENTORY  VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at September 30, 2000 and June 30, 2000, respectively:

                                 September 30, 2000      June 30, 2000
                                 -------------------  -------------------
Component parts . . . . . . . .  $         3,705,418  $         3,721,474
Work in process . . . . . . . .            1,167,141            1,169,609
Finished units. . . . . . . . .            3,316,332            3,687,243
                                 -------------------  -------------------
Total inventories . . . . . . .            8,188,891            8,578,326
Less:  reserve for obsolescence              400,000              400,000
                                 -------------------  -------------------
Net inventory . . . . . . . . .  $         7,788,891  $         8,178,326

3.  INVESTMENTS

During August, September and October 1999, the Company sold 500,000 shares of Immtech International, Inc. ("Immtech") stock for $2,500,000 in a private placement. The funds were used primarily to settle a long-standing lawsuit, which was settled in July 1999. The Company held 456,374 shares of Immtech stock, which was trading at $16 9/16 per share, on September 30, 2000. The market value of these shares could change substantially due to overall market risk.

4.  PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  consist  of  the  following:

                                      September 30, 2000      June 30, 2000
                                      -------------------  -------------------
Land and building. . . . . . . . . .  $         4,525,000  $         4,525,000
Machinery and equipment. . . . . . .            2,037,639            2,009,312
Furniture and fixtures . . . . . . .              805,055              763,282
Demonstration and loaner monitors. .            1,366,115            2,651,145
Production tooling . . . . . . . . .            2,697,479            1,407,587
                                      -------------------  -------------------
Property, plant and equipment - cost           11,431,288           11,356,326
Less:  accumulated depreciation. . .            5,495,169            5,367,670
                                      -------------------  -------------------
Property, plant and equipment - net.  $         5,936,119  $         5,988,656

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                 Three Months Ended September 30, 2000 and 1999

RESULTS  OF  OPERATIONS
-----------------------

Sales volume (number of units sold) for the three months ended September 30, 2000 rose 15% from the same period in fiscal 1999, however, net sales revenue fell by approximately $400,000, or approximately 6.1%, from $6.6 million in the first quarter of fiscal 2000 to $6.2 million in the first quarter of fiscal 2001. One of the reasons for this result is the large systems sale recorded in the first quarter of the prior year. Resulting hospital sales in the prior year were $1.5 million higher than that of the current year. Another reason for the overall decrease in revenue is the decline in the selling price of some of the Company's older product line. Prices have fallen, in part, due to increased competition and, in part, due to the willingness of the Company to accept a lower margin during the phase out period of some of these products, rather than absorb future inventory obsolescence costs. However, OEM sales in the current year have rebounded from a sluggish start in fiscal 1999, posting an $800,000 gain over the same period last year.

The gross profit percentage of 40% in the first quarter of the current year represents a decrease of 11% from the same period in fiscal 2000, but shows an improvement over both of the previous two quarters. A comparison of the current year cost of sales to that of the prior year (after adjusting for the higher margin systems sale) shows that the cost per unit has remained relatively constant. Therefore, the lower margin in fiscal 2000 is attributed to the profitable systems sale in the prior year, the lower sales prices on established products as discussed above, and introductory pricing on the Company's newly introduced products being sold as demonstration units. The Company expects to see some improvement in its margins, as most of the demonstration units have been moved through the backlog, and future sales of the newer products are expected to be subject to less discounting. See "Forward-Looking Statements."

In the prior year, the Company made great strides in reducing operating expenses from that of the year before, and that emphasis has continued into fiscal 2001. Current year operating expenses decreased $200,000 in the first quarter from that of the prior year. Approximately $100,000 is attributed to the service area in the form of higher warranty sales and better control of materials and supplies. Research and development accounts for another $100,000 in reductions, as there was a significant amount of activity in the first quarter of the prior year related to the development of the new products released in late fiscal 2000.

Income (loss) from operations fell approximately $250,000 for the three months ended September 30, 2000 when compared to the same period in fiscal 2000 due to the decrease in revenue and gross profit, which offset the reduction in operating expense.

Net non-operating expenses were approximately $60,000, the majority of which relates to interest expense on the building mortgage, and is comparable to the amount spent on interest in the prior year. However, offsetting last year's interest expense was a $1.8 million gain on the sale of Immtech stock, which accounts for the difference in the non-operating expense totals.

LIQUIDITY
---------

As of September 30, 2000, the Company had a cash balance of approximately $200,000 and no short-term borrowings. In the three months ended September 30, 2000, approximately $200,000 was provided by operations, of which $100,000 was reinvested in property, plant and equipment. In the same period of the prior year, approximately $1.7 million was used in operations, of which a significant portion was attributed to the settlement of a long-standing lawsuit. Proceeds for this settlement were obtained from the sale of shares of Immtech stock in a private placement sale. Subsequent to September 30, 2000, the Company received $4.0 million in proceeds from the private placement of 1.8 million shares of the Company's common stock. The primary intended use of these funds is for additional research and development and an expanded marketing program. The Company believes all other capital and liquidity requirements will be satisfied by cash generated from operations and periodic utilization of a $4,000,000 line of credit currently in place, if necessary. At September 30, 2000, there were no borrowings outstanding under the line of credit.

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

          3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          27      Financial  Data  Schedule.


     (b)  Reports on Form 8-K:  None in the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CRITICARE  SYSTEMS,  INC.
                                                           (Registrant)

Date  November 13, 2000                   BY   /s/  Mark  S.  Ruehle
                                            ----------------------------------
                                             Mark  S.  Ruehle
                                             Vice  President  -  Finance
                                             (Chief  Accounting  Officer  and
                                             Duly  Authorized  Officer)