Form 10-Q
period 2000-12-31
CRITICARE SYSTEMS INC /DE/
filed 2001-02-09
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                    Form 10-Q

  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
-----  EXCHANGE  ACT  OF  1934
       For  the  quarterly  period  ended  December  31,  2000
                                           -------------------

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For  the  transition  period  from  ____________  to  ____________

                         Commission file number 0-16061
                                                --------

                            CRITICARE SYSTEMS, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  39-1501563
-------------------------------------    -------------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
of  incorporation  or  organization)

        20925 Crossroads Circle,   Waukesha, Wisconsin           53186
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

Number of shares outstanding of each class of the registrant's classes of common stock as of December 31, 2000: Class A Common Stock - 10,778,524 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2000 AND JUNE 30, 2000

                                   (UNAUDITED)

                                                                         December 31,     June 30,
ASSETS                                                                       2000           2000
                                                                        --------------  ------------
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $   3,527,457   $   114,830
Accounts receivable, less allowance for doubtful accounts
   of $1,100,000 and $1,300,000, respectively. . . . . . . . . . . . .      6,915,419     6,782,765
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,449,647     5,704,675
Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .         98,647       116,773
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,794,206     8,178,326
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        458,510       219,852
                                                                        --------------  ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .     23,243,886    21,117,221

Property, plant and equipment - net. . . . . . . . . . . . . . . . . .      6,003,235     5,988,656

License rights and patents - net . . . . . . . . . . . . . . . . . . .         96,890       104,990

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  29,344,011   $27,210,867
                                                                        ==============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,367,769   $ 2,635,344
Accrued liabilities:
    Compensation and commissions . . . . . . . . . . . . . . . . . . .      1,081,719     1,243,839
    Product warranties . . . . . . . . . . . . . . . . . . . . . . . .        325,000       325,000
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        549,926       574,826
Current maturities of long-term debt . . . . . . . . . . . . . . . . .         83,548        80,432
                                                                        --------------  ------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .      4,407,962     4,859,441

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . .      3,241,669     3,283,892

OTHER LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . .        142,383       268,582


STOCKHOLDERS' EQUITY:
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             -
Common stock - $.04 par value, 15,000,000 shares authorized,
    10,778,524 and 8,976,251 shares issued, respectively . . . . . . .        431,141       359,050
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .     22,457,885    18,478,040
Common stock held in treasury (72,288 and 81,122 shares, respectively)       (134,656)     (151,111)
Retained earnings (accumulated deficit). . . . . . . . . . . . . . . .     (5,652,020)   (5,591,702)
Accumulated comprehensive income . . . . . . . . . . . . . . . . . . .      4,449,647     5,704,675
                                                                        --------------  ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .     21,551,997    18,798,952
                                                                        --------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  29,344,011   $27,210,867
                                                                        ==============  ============

See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (UNAUDITED)

                                           2000          1999
                                       ------------  ------------
NET SALES . . . . . . . . . . . . . .  $12,794,000   $13,504,036

COST OF GOODS SOLD. . . . . . . . . .    7,702,405     7,373,259
                                       ------------  ------------

GROSS PROFIT. . . . . . . . . . . . .    5,091,595     6,130,777

OPERATING EXPENSES:
Marketing . . . . . . . . . . . . . .    2,804,151     3,543,432
Research, development and engineering    1,132,282     1,564,662
Administrative. . . . . . . . . . . .    1,129,201     1,080,671
                                       ------------  ------------
Total . . . . . . . . . . . . . . . .    5,065,634     6,188,765

INCOME (LOSS) FROM OPERATIONS . . . .       25,961       (57,988)

OTHER INCOME (EXPENSE):
Interest expense. . . . . . . . . . .     (128,669)     (130,513)
Interest income . . . . . . . . . . .       42,396        67,413
Gain on sale of stock . . . . . . . .            -     2,500,000
                                       ------------  ------------
Total . . . . . . . . . . . . . . . .      (86,273)    2,436,900

 (LOSS) INCOME BEFORE INCOME TAXES. .      (60,312)    2,378,912

INCOME TAX PROVISION. . . . . . . . .            -             -
                                       ------------  ------------

NET (LOSS) INCOME . . . . . . . . . .  $   (60,312)  $ 2,378,912
                                       ============  ============

NET (LOSS) INCOME PER COMMON SHARE
Basic . . . . . . . . . . . . . . . .  $     (0.01)  $      0.27
Diluted . . . . . . . . . . . . . . .           na   $      0.26

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic . . . . . . . . . . . . . . . .    9,636,284     8,707,809
Diluted . . . . . . . . . . . . . . .           na     9,004,686

See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (UNAUDITED)

                                           2000         1999
                                       ------------  -----------
NET SALES . . . . . . . . . . . . . .  $ 6,564,123   $6,900,699

COST OF GOODS SOLD. . . . . . . . . .    3,983,575    3,758,733
                                       ------------  -----------

GROSS PROFIT. . . . . . . . . . . . .    2,580,548    3,141,966

OPERATING EXPENSES:
Marketing . . . . . . . . . . . . . .    1,329,042    1,937,053
Research, development and engineering      551,000      853,206
Administrative. . . . . . . . . . . .      566,963      566,670
                                       ------------  -----------
Total . . . . . . . . . . . . . . . .    2,447,005    3,356,929

INCOME (LOSS) FROM OPERATIONS . . . .      133,543     (214,963)

OTHER INCOME (EXPENSE):
Interest expense. . . . . . . . . . .      (63,862)     (64,732)
Interest income . . . . . . . . . . .       35,977       38,131
Gain on sale of stock . . . . . . . .            -      740,000
                                       ------------  -----------
Total . . . . . . . . . . . . . . . .      (27,885)     713,399

 INCOME BEFORE INCOME TAXES . . . . .      105,658      498,436

INCOME TAX PROVISION. . . . . . . . .            -            -
                                       ------------  -----------

NET INCOME. . . . . . . . . . . . . .  $   105,658   $  498,436
                                       ============  ===========

NET INCOME PER COMMON SHARE
Basic . . . . . . . . . . . . . . . .  $      0.01   $     0.06
Diluted . . . . . . . . . . . . . . .  $      0.01   $     0.06

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic . . . . . . . . . . . . . . . .   10,373,962    8,707,809
Diluted . . . . . . . . . . . . . . .   10,517,441    9,004,686

See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (UNAUDITED)

                                                           2000          1999
                                                        -----------  ------------
OPERATING ACTIVITIES:
Net (loss) income. . . . . . . . . . . . . . . . . . .  $  (60,312)  $ 2,378,912
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . .     320,837       450,843
    Amortization . . . . . . . . . . . . . . . . . . .       8,100         9,000
    Provision for doubtful accounts. . . . . . . . . .    (200,000)            -
    Gain on sale of Immtech stock. . . . . . . . . . .           -    (2,500,000)
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . .      67,346       (34,861)
      Other receivables. . . . . . . . . . . . . . . .      18,126        78,845
      Inventories. . . . . . . . . . . . . . . . . . .     306,044       (99,794)
      Prepaid expenses . . . . . . . . . . . . . . . .    (238,658)     (215,055)
      Accounts payable . . . . . . . . . . . . . . . .    (267,575)     (593,357)
      Accrued liabilities. . . . . . . . . . . . . . .    (313,219)   (2,017,687)
                                                        -----------  ------------
Net cash used in operating activities. . . . . . . . .    (359,311)   (2,543,154)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net. . . .    (257,340)     (317,212)
Proceeds from sale of Immtech stock. . . . . . . . . .           -     2,500,000
                                                        -----------  ------------
Net cash (used in) provided by investing activities. .    (257,340)    2,182,788

FINANCING ACTIVITIES:
Principal payments on long-term debt . . . . . . . . .     (39,107)      (36,244)
Proceeds from issuance of common stock . . . . . . . .   4,068,385             -
                                                        -----------  ------------
Net cash provided by (used in) financing activities. .   4,029,278       (36,244)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .   3,412,627      (396,610)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR . . . . .     114,830     2,511,078
                                                        -----------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR . . . . . . . .  $3,527,457   $ 2,114,468
                                                        ===========  ============

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


2.  INVENTORY  VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at December 31 and June 30, 2000, respectively:

                                 December 31, 2000   June 30, 2000
                                 ------------------  --------------
Component parts . . . . . . . .  $        3,431,280  $    3,721,474
Work in process . . . . . . . .           1,230,727       1,169,609
Finished units. . . . . . . . .           3,532,199       3,687,243
                                 ------------------  --------------
Total inventories . . . . . . .           8,194,206       8,578,326
Less:  reserve for obsolescence             400,000         400,000
                                 ------------------  --------------
Net inventory . . . . . . . . .  $        7,794,206  $    8,178,326

3.  INVESTMENTS

During August, September and October 1999, the Company sold 500,000 shares of Immtech International, Inc. ("Immtech") stock for $2,500,000 in a private placement. The funds were used primarily to settle a long-standing lawsuit, which was settled in July 1999. The Company held 456,374 shares of Immtech stock, which was trading at $9-3/4 per share, on December 31, 2000. The market value of these shares could change substantially due to overall market risk.

4.  PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  consist  of  the  following:

                                      December 31, 2000   June 30, 2000
                                      ------------------  --------------
Land and building. . . . . . . . . .  $        4,525,000  $    4,525,000
Machinery and equipment. . . . . . .           2,058,456       2,009,312
Furniture and fixtures . . . . . . .             848,755         763,282
Production tooling . . . . . . . . .           2,773,868       2,651,145
Demonstration and loaner monitors. .           1,485,663       1,407,587
                                      ------------------  --------------
Property, plant and equipment - cost          11,691,742      11,356,326
Less:  accumulated depreciation. . .           5,688,507       5,367,670
                                      ------------------  --------------
Property, plant and equipment - net.  $        6,003,235  $    5,988,656

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                  Six Months Ended December 31,  2000 and 1999

RESULTS  OF  OPERATIONS
-----------------------

Sales revenue for the six months ended December 31, 2000 was $700 thousand less than that of the same period in the prior year. Two significant, isolated sales in the prior year period, and the partial return of product from one of these sales in the current year period increased sales revenue for the prior year period and reduced sales revenue for the current year period. After adjusting for both, sales revenue is relatively comparable. In addition, the selling price of some of the Company's older product line have hurt overall revenue even though the number of units sold in the current year period was up 8% from the prior year period. OEM sales, which were minimal in the prior year period, accounted for an incremental $1.5 million.

The gross profit percentage of 40% in the first six months of the current year is 6% below that of the same period in fiscal 2000. Margins fell throughout the prior year and rebounded to 40% in the first quarter of fiscal 2001, which is where they have remained. As the cost per unit has not changed dramatically, the decline is attributed to the lower sales prices on established products as discussed above, and introductory pricing on the Company's newly introduced products. As these newer products begin selling at prices that more closely approximate list price, the Company expects to see further improvement in its margins. See "Forward-Looking Statements."

To offset the drop in margins, the Company has had to continue to find ways to reduce operating expenses, and has done so with much success. Operating expenses for the current year period were over $1 million less than that of the prior year period. Of this total, $300 thousand was a reversal of previously recorded bad debt expense related to the sales return mentioned above; however, the remaining $700 thousand relates to more tangible savings. Approximately $300 thousand of this total is attributed to better controls over trade show expenses and a reduction of sales related salaries and commissions. The final $400 thousand of the decrease was a result of a reduction in engineering project expense as there was a significant amount of activity in the first half of the prior year related to the development of the new products released in late fiscal 2000. The net $1 million savings in operational expenses was enough to offset the reduction in margins, and leave a slight profit from operations for the current year period while the prior year period showed a loss.

Other income and expense for the current year period was comparable to that of the prior year period with the exception of the $2.5 million gain recorded in fiscal 2000. This gain relates to the private placement sale of a portion of the stock in Immtech International in which the Company still has a position. This gain essentially accounts for the difference in net income/(loss), as well.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                 Three Months Ended December 31,  2000 and 1999

RESULTS  OF  OPERATIONS
-----------------------

As was the case in the first quarter of fiscal 2001, sales volume (number of units sold) for the three months ended December 31, 2000 exceeded the sales volume for the same period in fiscal 2000. And after adjusting for a $300 thousand return of product, previously reserved for as an at risk receivable, sales revenue was at approximately the same level in the current year period as in the prior year period. Both the sales revenue level and gross margin were adversely affected by two major factors. The first was promotional pricing designed to accelerate the introduction of the new POET line of monitors, and the second was the heavily discounted sale of remaining obsolete products to avoid significant inventory write downs. As all of the promotional units have been cleared from the backlog, it is anticipated that future sales will be closer to list price, resulting in a rise in the third quarter margins. See "Forward-Looking Statements."

Operating expenses in the current year period decreased $900 thousand from that of the prior year period, of which $300 thousand was a reversal of previously recorded bad debt expense related to the sales return mentioned above. Another $300 thousand of this decrease is attributed to improved expense control over trade shows and a reduction of sales related salaries and commissions. The final $300 thousand of the decrease was a result of a reduction in engineering project expense.

The second quarter of fiscal 2001 was the first quarter in which the Company was able to generate income from operations ($100 thousand) since the first quarter of fiscal 2000. These numbers reflected a nice turn around as compared to the three months ended December 31, 1999 when the same level of sales resulted in a loss from operations ($200 thousand). If the level of operating expense can be maintained while improving margins, the Company expects that this number should also continue to improve. See "Forward-Looking Statements."

Non-operating expenses of approximately $65 thousand (mortgage interest) in the current year period were partially offset by $35 thousand of interest income on the private placement proceeds (see "Liquidity"). These amounts are comparable to those in the prior year period. However, the prior year period also included a $740 thousand gain on the sale of Immtech stock, which accounted for the difference in the non-operating expense totals and turned the operating loss for the prior year period into a net profit.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

LIQUIDITY
---------

As of December 31, 2000, the Company had a cash balance of approximately $3.5 million and no short-term borrowings. In the preceding six months, approximately $360 thousand was used in operations, and another $260 thousand was invested in property, plant and equipment. In October 2000, the Company received $4.0 million in proceeds from the private placement of additional shares of the Company's own common stock. The primary intended use of these funds is for additional research and development and an expanded marketing program. In the prior year, approximately $2.5 million was used in operations, of which a significant portion was attributed to the settlement of a long-standing lawsuit. Proceeds for this settlement were obtained from the sale of 500,000 shares of Immtech stock for $2.5 million in a private placement sale. The Company believes future capital and liquidity requirements will be satisfied by cash generated from operations, its current cash balances and periodic utilization of a $4,000,000 line of credit currently in place, if necessary. At December 31, 2000, there were no borrowings outstanding under the line of credit.

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

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

     (c) On October 17, 2000, the Company issued 1,786,273 shares of common stock to Oxford Bioscience Partners III, L.P., Oxford Bioscience Partners (Bermuda) III Limited Partnership and mRNA Fund L.P. at a price of $2.25 per share. These shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 4(2) of the Act.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     The annual meeting of stockholders of the Company was held on December 1, 2000. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1: Election of directors for a term ending at the 2003 annual meeting of stockholders.

                                   For          Withheld
                                   ---          --------
Karsten  Houm                   6,273,535       750,827
Emil  H.  Soika                 6,339,512       684,850

     The Company's other directors consist of Milton Datsopoulos and Higgins D. Bailey (whose terms end at the 2001 annual meeting of stockholders) and N.C. Joseph Lai and Jeffrey T. Barnes (whose terms end at the 2002 annual meeting of stockholders).

Proposal 2: Approval of the Amendment to the Criticare Systems, Inc. 1992 Employee Stock Option Plan to increase the number of authorized shares under the Plan from 1,540,000 to 2,040,000.

     For         Against     Abstain     Broker  Non-Votes
     ---         -------     -------     -----------------
     1,818,204   1,045,207   115,280          4,045,671

Proposal 3: Ratification of appointment of BDO Seidman, LLP as auditors of the Company.

     For        Against     Abstain     Broker  Non-Votes
     ---        -------     -------     -----------------
     6,863,464  147,173      13,725               0

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

                  3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

                  4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

                  10.1 Purchase Agreement, dated as of October 17, 2000, among the Company, Oxford Bioscience Partners III L.P., Oxford Bioscience Partners (Bermuda) III Limited Partnership and mRNA Fund L.P. (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 333-50884).


          (b) Reports on Form 8-K. None during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CRITICARE  SYSTEMS,  INC.
                                    (Registrant)

Date:  February 9, 2001             BY   /s/  Mark  S.  Ruehle
                                    ----------------------------------
                                    Mark  S.  Ruehle
                                    Vice  President  -  Finance
                                    (Chief  Accounting  Officer  and
                                    Duly  Authorized  Officer)