Form 10-Q
period 2001-03-31
CRITICARE SYSTEMS INC /DE/
filed 2001-05-10
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                    Form 10-Q

  X       QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE  ACT  OF  1934
          For  the  quarterly  period  ended  March  31,  2001
                                              ----------------

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For  the  transition  period  from  ____________  to  ____________

                         Commission file number -0-16061
                                                --------

                             CRITICARE SYSTEMS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   39-1501563
-----------------------------------          ---------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
  of incorporation or organization)

     20925 Crossroads Circle,   Waukesha, Wisconsin           53186
 -------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

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

Number of shares outstanding of each class of the registrant's classes of common stock as of March 31, 2001: Class A Common Stock 10,779,524 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2001 AND JUNE 30, 2000

                                   (UNAUDITED)

                                                                         March 31,      June 30,
ASSETS                                                                      2001          2000
                                                                        ------------  ------------
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $ 2,742,445   $   114,830
Accounts receivable, less allowance for doubtful accounts
   of $1,000,000 and $1,300,000, respectively. . . . . . . . . . . . .    7,223,329     6,782,765
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,624,151     5,704,675
Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .       95,719       116,773
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,966,373     8,178,326
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .      435,017       219,852
                                                                        ------------  ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .   21,087,034    21,117,221

Property, plant and equipment - net. . . . . . . . . . . . . . . . . .    6,039,084     5,988,656

License rights and patents - net . . . . . . . . . . . . . . . . . . .      100,640       104,990

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $27,226,758   $27,210,867
                                                                        ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,340,523   $ 2,635,344
Accrued liabilities:
    Compensation and commissions . . . . . . . . . . . . . . . . . . .      919,582     1,243,839
    Product warranties . . . . . . . . . . . . . . . . . . . . . . . .      334,900       325,000
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      485,798       574,826
Current maturities of long-term debt . . . . . . . . . . . . . . . . .       85,114        80,432
                                                                        ------------  ------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .    4,165,917     4,859,441

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . .    3,218,957     3,283,892

OTHER LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . .       92,382       268,582

STOCKHOLDERS' EQUITY:
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .            -             -
Common stock - $.04 par value, 15,000,000 shares authorized,
    10,779,524 and 8,976,251 shares issued, respectively . . . . . . .      431,181       359,050
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .   22,459,856    18,478,040
Common stock held in treasury (67,692 and 81,122 shares, respectively)     (126,919)     (151,111)
Retained earnings (accumulated deficit). . . . . . . . . . . . . . . .   (5,638,767)   (5,591,702)
Accumulated comprehensive income . . . . . . . . . . . . . . . . . . .    2,624,151     5,704,675
                                                                        ------------  ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .   19,749,502    18,798,952
                                                                        ------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $27,226,758   $27,210,867
                                                                        ============  ============

See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                           2001          2000
                                       ------------  ------------
NET SALES . . . . . . . . . . . . . .  $20,057,979   $19,634,951

COST OF GOODS SOLD. . . . . . . . . .   12,043,031    11,269,345
                                       ------------  ------------

GROSS PROFIT. . . . . . . . . . . . .    8,014,948     8,365,606

OPERATING EXPENSES:
Marketing . . . . . . . . . . . . . .    4,376,088     5,472,763
Research, development and engineering    1,773,657     2,278,059
Administrative. . . . . . . . . . . .    1,802,055     1,815,938
                                       ------------  ------------
Total . . . . . . . . . . . . . . . .    7,951,800     9,566,760

INCOME (LOSS) FROM OPERATIONS . . . .       63,148    (1,201,154)

OTHER INCOME (EXPENSE):
Interest expense. . . . . . . . . . .     (190,766)     (195,408)
Interest income . . . . . . . . . . .      110,873        77,759
Gain on sale of stock . . . . . . . .            -     2,500,000
                                       ------------  ------------
Total . . . . . . . . . . . . . . . .      (79,893)    2,382,351

(LOSS) INCOME BEFORE INCOME TAXES . .      (16,745)    1,181,197

INCOME TAX PROVISION. . . . . . . . .            -             -
                                       ------------  ------------

NET (LOSS) INCOME . . . . . . . . . .  $   (16,745)  $ 1,181,197
                                       ============  ============

NET (LOSS) INCOME PER COMMON SHARE:
Basic . . . . . . . . . . . . . . . .  $      0.00   $      0.14
Diluted . . . . . . . . . . . . . . .           na   $      0.13

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic . . . . . . . . . . . . . . . .    9,988,834     8,630,390
Diluted . . . . . . . . . . . . . . .           na     8,861,107

See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                           2001          2000
                                       ------------  ------------
NET SALES . . . . . . . . . . . . . .  $ 7,263,979   $ 6,130,915

COST OF GOODS SOLD. . . . . . . . . .    4,340,626     3,896,086
                                       ------------  ------------

GROSS PROFIT. . . . . . . . . . . . .    2,923,353     2,234,829

OPERATING EXPENSES:
Marketing . . . . . . . . . . . . . .    1,571,937     1,929,333
Research, development and engineering      641,375       713,397
Administrative. . . . . . . . . . . .      672,854       735,267
                                       ------------  ------------
Total . . . . . . . . . . . . . . . .    2,886,166     3,377,997

INCOME (LOSS) FROM OPERATIONS . . . .       37,187    (1,143,168)

OTHER INCOME (EXPENSE):
Interest expense. . . . . . . . . . .      (62,097)      (64,895)
Interest income . . . . . . . . . . .       68,477        10,345
                                       ------------  ------------
Total . . . . . . . . . . . . . . . .        6,380       (54,550)

INCOME (LOSS) BEFORE INCOME TAXES . .       43,567    (1,197,718)

INCOME TAX PROVISION. . . . . . . . .            -             -
                                       ------------  ------------

NET INCOME (LOSS) . . . . . . . . . .  $    43,567   $(1,197,718)
                                       ============  ============

NET INCOME (LOSS) PER COMMON SHARE:
Basic . . . . . . . . . . . . . . . .  $      0.00   $     (0.14)
Diluted . . . . . . . . . . . . . . .  $      0.00   $     (0.14)

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic . . . . . . . . . . . . . . . .   10,709,603     8,684,029
Diluted . . . . . . . . . . . . . . .   11,023,740     8,684,029

See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                                           2001          2000
                                                        -----------  ------------
OPERATING ACTIVITIES:
Net (loss) income. . . . . . . . . . . . . . . . . . .  $  (16,745)  $ 1,181,197
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
    Depreciation . . . . . . . . . . . . . . . . . . .     577,022       724,982
    Amortization . . . . . . . . . . . . . . . . . . .       4,350        13,500
    Provision for doubtful accounts. . . . . . . . . .    (300,000)            -
    Obsolescence reserve . . . . . . . . . . . . . . .     (75,000)            -
    Gain on sale of Immtech stock. . . . . . . . . . .           -    (2,500,000)
    Litigation settled with common stock . . . . . . .           -        69,375
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . .    (140,564)     (195,250)
      Other receivables. . . . . . . . . . . . . . . .      21,054       (41,331)
      Inventories. . . . . . . . . . . . . . . . . . .     148,941      (774,636)
      Prepaid expenses . . . . . . . . . . . . . . . .    (215,165)      (42,712)
      Accounts payable . . . . . . . . . . . . . . . .    (294,821)     (268,909)
      Accrued liabilities. . . . . . . . . . . . . . .    (579,585)   (2,448,015)
                                                        -----------  ------------
Net cash used in operating activities. . . . . . . . .    (870,513)   (4,281,799)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net. . . .    (489,438)     (418,688)
Proceeds from sale of Immtech stock. . . . . . . . . .           -     2,500,000
                                                        -----------  ------------
Net cash (used in) provided by investing activities. .    (489,438)    2,081,312

FINANCING ACTIVITIES:
Principal payments on long-term debt . . . . . . . . .     (60,253)      (55,236)
Proceeds from issuance of common stock . . . . . . . .   4,047,819       477,629
                                                        -----------  ------------
Net cash provided by financing activities. . . . . . .   3,987,566       422,393

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .   2,627,615    (1,778,094)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . . .     114,830     2,511,078
                                                        -----------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . .  $2,742,445   $   732,984
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


2.  INVENTORY  VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 2001 and June 30, 2000, respectively:

                                 March 31, 2001   June 30, 2000
                                 ---------------  --------------
Component parts . . . . . . . .  $     4,111,427  $    3,721,474
Work in process . . . . . . . .          996,064       1,169,609
Finished units. . . . . . . . .        3,183,882       3,687,243
                                 ---------------  --------------
Total inventories . . . . . . .        8,291,373       8,578,326
Less:  reserve for obsolescence          325,000         400,000
                                 ---------------  --------------
Net inventory . . . . . . . . .  $     7,966,373  $    8,178,326


3.  INVESTMENTS

During August, September and October 1999, the Company sold 500,000 shares of Immtech International, Inc. ("Immtech") stock for $2,500,000 in a private placement. The funds were used primarily to settle a long-standing lawsuit, which was settled in July 1999. The Company held 456,374 shares of Immtech stock, which was trading at $5-3/4 per share, on March 30, 2001. The market value of these shares could change substantially due to overall market risk.

4.  PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  consist  of  the  following:

                                      March 31, 2001   June 30, 2000
                                      ---------------  --------------
Land and building. . . . . . . . . .  $     4,525,000  $    4,525,000
Machinery and equipment. . . . . . .        2,088,508       2,009,312
Furniture and fixtures . . . . . . .          865,029         763,282
Production tooling . . . . . . . . .        2,959,640       2,651,145
Demonstration and loaner monitors. .        1,545,599       1,407,587
                                      ---------------  --------------
Property, plant and equipment - cost       11,983,776      11,356,326
Less:  accumulated depreciation. . .        5,944,692       5,367,670
                                      ---------------  --------------
Property, plant and equipment - net.  $     6,039,084  $    5,988,656

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                   Nine Months Ended March 31,  2001 and 2000

RESULTS  OF  OPERATIONS
-----------------------

Net sales for the nine months ended March 31, 2001 increased 2% from the same period in the prior year. However, two significant and isolated sales in the prior year, combined with the partial return of product from one of these sales in the current year, had the effect of increasing the prior year and reducing the current year revenue. Adjusting for these items, the net sales in 2001 increased almost $2.5 million, or 14%, above the same period in the prior year. Approximately $2.1 million of this increase can be attributed to higher OEM sales, which have become a significant contributor to revenue in fiscal 2001.

The gross profit percentage was 40% for the first nine months of the current year compared to 42.6% for the same period in fiscal 2000. Margins fell in the last two quarters of fiscal 2000, but rebounded to the 40% level in the first quarter of fiscal 2001, where they have remained for all three quarters of the current fiscal year. Margins in the current year were favorably impacted by the recognition of $105,000 in deferred income from the settlement of a contract that was agreed to in January 2000 and fully satisfied in the third quarter of fiscal 2001 and from a $75,000 reduction in a reserve for obsolete inventory. The Company expects to see improvement in its margins after fiscal 2001 as a result of lower product costs expected from outsourcing the manufacturing of the majority of its product lines to foreign manufacturers and from anticipated cost efficiencies from increased sales volume generated from new products introduced late in fiscal 2000. See "Forward-Looking Statements."

The Company has continued to make a concerted effort to reduce operating expenses in order to negate the impact of declining margins from pricing pressures on medical monitoring systems worldwide. A reduction in operating expenses of over $1.6 million in the current year more than offset the lower margins realized in the first nine months of fiscal 2001. $300,000 of this reduction was a reversal of previously recorded bad debt expense related to the sales return mentioned above. However, the remaining $1.3 million in expense savings relates to more tangible spending reductions. Approximately $800,000 of this total is attributed to more cost-effective spending in marketing on travel, consulting fees, trade shows and other sales promotion expenses, and sales commissions. The final $500,000 in lower spending was due to significant engineering project expenses incurred in the first nine months of the prior year related to the development of new products that were released in late fiscal 2000. The overall $1.6 million savings in operating expenses more than offset the lower margins, resulting in a small profit from operations for the first nine months of the current year which was significantly better than the $1.2 million loss from operations that was generated in the prior year period.

Other income and expense is comparable to that of the prior year period with the exception of the $2.5 million gain recorded in fiscal 2000. This gain relates to the private placement sale of a portion of the stock in Immtech International, Inc. in which the Company still has a position. The large gain allowed the Company to recognize net income of $1.2 million in the first nine months of the prior year, compared to the small net loss produced in the current year period.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                   Three Months Ended March 31, 2001 and 2000

RESULTS  OF  OPERATIONS
-----------------------

Net sales for the three months ended March 31, 2001 increased 18% to $7.3 million from $6.1 million for the same period in fiscal 2000. A significant increase in sales internationally drove the majority of the higher revenue between quarters as the new POET line of monitors introduced late in fiscal 2000 favorably impacted fiscal 2001 third quarter revenue. In addition, for the third consecutive quarter in fiscal 2001, OEM sales improved over the prior year, enabling the Company to increase sales in each quarter of the current fiscal year.

The gross profit percentage was 40.2% for the three months ended March 31, 2001 compared to 36.5% for the same period in the prior year. The recognition of deferred income in the third quarter of fiscal 2001, combined with the reduction in the obsolescence reserve, both discussed previously, favorably impacted margins. Increased sales volume of the Company's high margin accessory business accounted for the remainder of the margin improvement between quarters.

The Company's concerted efforts to reduce operating expenses continued in the third quarter of fiscal 2001 as operating expenses were reduced almost $500,000 compared to the same period in the prior year. The majority of this decrease was realized through cost-effective marketing expense reductions in the areas of travel, consulting fees, and trade show spending. Another $100,000 in expense savings was realized from the reversal of bad debt expense recorded in the first quarter of fiscal 2001 for loaner equipment that was no longer deemed at risk due to favorable collections experience.

The higher sales volume, improved gross profit performance, and lower operating expenses discussed above for the three months ended March 31, 2001 produced a small amount of income from operations which was significantly better than the $1,143,000 loss from operations that was generated for the same period in the prior year. In addition, a $58,000 increase in interest income earned from the investment of proceeds received in October 2000 from the private placement of shares of the Company's common stock more than offset the interest expense incurred on the mortgage of the Company's facility. As a result, the Company generated net income slightly better than breakeven for the second consecutive quarter, compared to the $1.2 million net loss in the fiscal third quarter of the prior year.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

LIQUIDITY
---------

As of March 31, 2001, the Company had a cash balance of approximately $2.7 million and no short-term borrowings. In the nine months ended March 31, 2001, approximately $871,000 of cash was used in operations to support the transition of manufacturing to contract suppliers, and another $489,000 was invested in property, plant and equipment. These items were funded by $4.0 million in proceeds received in October 2000 from the private placement of shares of the Company's common stock. The primary intended use of these proceeds is to fund additional research and development efforts and to expand the Company's marketing programs. In the nine months ended March 31, 2000, approximately $4.3 million was used in operations, of which a significant portion was attributed to the settlement of a long-standing lawsuit. Proceeds for this settlement were obtained from the sale of 500,000 shares of Immtech stock for $2.5 million in a private placement sale. The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, its current cash balances and periodic utilization of a $4,000,000 line of credit currently in place, if necessary. At March 31, 2001, there were no borrowings outstanding under the line of credit.

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

The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from management's or the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, demand for the Company's products, costs of operations, the development of new products, the reliance on single sources of supply for certain components in the Company's products, government regulation, health care cost containment programs, the effectiveness of the Company's programs to manage working capital and reduce costs, unanticipated difficulties as the Company begins to outsource the manufacturing of the majority of its products to foreign manufacturers and risks related to foreign manufacturing, including economic and political instability, trade and foreign tax laws, production delays and cost overruns and quality control, and competition in the Company's markets.

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

          3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CRITICARE  SYSTEMS,  INC.
                                               (Registrant)

Date  May 10, 2001                    BY   /s/  Michael  J.  Sallmann
     ------------                         ----------------------------------
                                           Michael  J.  Sallmann
                                           Vice  President  -  Finance
                                           (Chief  Accounting  Officer  and
                                           Duly  Authorized  Officer)