Form 10-Q
period 2001-09-30
CRITICARE SYSTEMS INC /DE/
filed 2001-11-14
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                    Form 10-Q

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  September  30,  2001
                                         --------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

     For  the  transition  period  from  ____________  to  ____________

                         Commission file number -0-16061
                                                --------

                             CRITICARE SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              39-1501563
  ----------------------------------------  ------------------------------------
     (State or other jurisdiction             (IRS Employer Identification No.)
   of incorporation or organization)

  20925 Crossroads Circle, Waukesha, Wisconsin                    53186
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

Number of shares outstanding of each class of the registrant's classes of common stock as of September 30, 2001: Class A Common Stock 10,796,224 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2001 AND JUNE 30, 2001

                                   (UNAUDITED)

                                                                        September 30,     June 30,
                                                                            2001          2001
                                                                        -------------  ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $  1,477,696   $ 3,362,104
Accounts receivable, less allowance for doubtful accounts
   of $1,075,000 and $1,000,000, respectively. . . . . . . . . . . . .     6,248,352     7,122,464
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,464,420     3,970,454
Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .        32,451        33,788
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,998,080     8,600,413
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .       454,764       502,172
                                                                        -------------  ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .    19,675,763    23,591,395

Property, plant and equipment - net. . . . . . . . . . . . . . . . . .     6,289,716     6,182,470

License rights and patents - net . . . . . . . . . . . . . . . . . . .        96,238        97,989
                                                                        -------------  ------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 26,061,717   $29,871,854
                                                                        =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,474,783   $ 3,421,776
Accrued liabilities:
    Compensation and commissions . . . . . . . . . . . . . . . . . . .       914,234     1,196,493
    Product warranties . . . . . . . . . . . . . . . . . . . . . . . .       230,000       220,000
    Accrued taxes other than income. . . . . . . . . . . . . . . . . .       107,976        96,947
    Accrued royalty. . . . . . . . . . . . . . . . . . . . . . . . . .        96,871        68,351
    Accrued audit and legal fees . . . . . . . . . . . . . . . . . . .        36,998        35,900
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       437,249       469,674
Current maturities of long-term debt . . . . . . . . . . . . . . . . .        88,430        86,766
                                                                        -------------  ------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .     4,386,541     5,595,907

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . .     3,174,887     3,197,126

OTHER LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . .        57,171        73,005


STOCKHOLDERS' EQUITY:
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             -
Common stock - $.04 par value, 15,000,000 shares authorized,
   10,796,224 shares issued and outstanding. . . . . . . . . . . . . .       431,849       431,849
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .    22,497,058    22,494,548
Common stock held in treasury (62,706 and 64,134 shares, respectively)      (116,806)     (119,467)
Retained earnings (accumulated deficit). . . . . . . . . . . . . . . .    (6,833,403)   (5,771,568)
Accumulated comprehensive income . . . . . . . . . . . . . . . . . . .     2,464,420     3,970,454
                                                                        -------------  ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .    18,443,118    21,005,816
                                                                        -------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 26,061,717   $29,871,854
                                                                        =============  ============



See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                            2001          2000
                                        -------------  -----------
NET SALES. . . . . . . . . . . . . . .  $  5,489,137   $6,229,877

COST OF GOODS SOLD . . . . . . . . . .     3,677,701    3,718,831
                                        -------------  -----------

GROSS PROFIT . . . . . . . . . . . . .     1,811,436    2,511,046

OPERATING EXPENSES:
Marketing. . . . . . . . . . . . . . .     1,600,355    1,475,109
Research, development and engineering.       587,083      581,282
Administrative . . . . . . . . . . . .       660,778      562,238
                                        -------------  -----------
Total. . . . . . . . . . . . . . . . .     2,848,216    2,618,629

(LOSS) FROM OPERATIONS . . . . . . . .    (1,036,780)    (107,583)

OTHER INCOME (EXPENSE):
Interest expense . . . . . . . . . . .       (62,676)     (64,806)
Interest income. . . . . . . . . . . .        33,044        6,419
Other income/(expense) . . . . . . . .         4,577            -
                                        -------------  -----------
Total. . . . . . . . . . . . . . . . .       (25,055)     (58,387)

 (LOSS) BEFORE INCOME TAXES. . . . . .    (1,061,835)    (165,970)

INCOME TAX PROVISION . . . . . . . . .             -            -
                                        -------------  -----------

NET (LOSS) . . . . . . . . . . . . . .  $ (1,061,835)  $ (165,970)
                                        =============  ===========

NET (LOSS) PER COMMON SHARE
Basic. . . . . . . . . . . . . . . . .  $      (0.10)  $    (0.02)
Diluted. . . . . . . . . . . . . . . .  $      (0.10)  $    (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic. . . . . . . . . . . . . . . . .    10,733,029    8,898,607
Diluted. . . . . . . . . . . . . . . .    10,733,029    8,898,607



See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)

                                                           2001         2000
                                                       ------------  ----------
OPERATING ACTIVITIES:
Net (loss). . . . . . . . . . . . . . . . . . . . . .  $(1,061,835)  $(165,970)
Adjustments to reconcile net (loss) to net cash
  (used in) provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . .      246,045     127,499
    Amortization. . . . . . . . . . . . . . . . . . .        1,751       3,600
    Provision for doubtful accounts . . . . . . . . .       75,000     100,000
    Changes in assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . .      799,112     231,108
      Other receivables . . . . . . . . . . . . . . .        1,337      (7,130)
      Inventories . . . . . . . . . . . . . . . . . .     (660,432)    430,907
      Prepaid expenses. . . . . . . . . . . . . . . .       47,408    (271,628)
      Accounts payable. . . . . . . . . . . . . . . .     (946,993)   (249,210)
      Accrued liabilities . . . . . . . . . . . . . .     (279,871)     (4,967)
                                                       ------------  ----------
Net cash (used in) provided by operating activities .   (1,778,478)    194,209

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net . . .      (90,526)   (116,434)
                                                       ------------  ----------
Net cash (used in) provided by investing activities .      (90,526)   (116,434)

FINANCING ACTIVITIES:
Principal payments on long-term debt. . . . . . . . .      (20,575)    (19,023)
Proceeds from issuance of common stock. . . . . . . .        5,171      39,258
                                                       ------------  ----------
Net cash provided by (used in) financing activities .      (15,404)     20,235

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.   (1,884,408)     98,010
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR. . . . .    3,362,104     114,830
                                                       ------------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR. . . . . . . .  $ 1,477,696   $ 212,840
                                                       ============  ==========




See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously filed Form 10-K. Certain amounts from the fiscal 2001 financial statements have been reclassified to conform to the 2002 presentation.


2.  INVENTORY  VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at September 30, 2001 and June 30, 2001, respectively:

                                 September 30, 2001   June 30, 2001
                                 -------------------  --------------
Component parts . . . . . . . .  $         3,955,229  $    3,784,491
Work in process . . . . . . . .            1,598,046       1,372,587
Finished units. . . . . . . . .            3,811,099       3,768,335
                                 -------------------  --------------
Total inventories . . . . . . .            9,364,374       8,925,413
Less:  reserve for obsolescence              366,294         325,000
                                 -------------------  --------------
Net inventory . . . . . . . . .  $         8,998,080  $    8,600,413


3.  INVESTMENTS

The Company held 456,374 shares of Immtech International, Inc. ("Immtech") stock, which was trading at $5.40 per share, on September 28, 2001. The market value of these shares could change substantially due to overall market risk.

The Company entered into an agreement with Immtech dated November 2, 2001 in order to have the restricted legends removed from the Immtech stock certificates. Under the agreement, portions of the Company's Immtech stock will be subject to restrictions on transfer for relatively short-term periods of up to six months, after which time all such stock will be free of restrictions.

4.  PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  consist  of  the  following:

                                      September 30, 2001   June 30, 2001
                                      -------------------  --------------
Land and building. . . . . . . . . .  $         4,525,000  $    4,525,000
Machinery and equipment. . . . . . .            2,009,480       2,055,518
Furniture and fixtures . . . . . . .              812,931         837,238
Demonstration and loaner monitors. .            1,726,674       1,463,909
Production tooling . . . . . . . . .            3,201,683       3,122,938
                                      -------------------  --------------
Property, plant and equipment - cost           12,275,768      12,004,603
Less:  accumulated depreciation. . .            5,986,052       5,822,133
                                      -------------------  --------------
Property, plant and equipment - net.  $         6,289,716  $    6,182,470

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                 Three Months Ended September 30, 2001 and 2000

RESULTS  OF  OPERATIONS
-----------------------

Net sales for the three months ended September 30, 2001 decreased 12% from the same period in fiscal 2000. The sales reduction was driven by a 10% shortfall in the number of units sold and a 2-4% decrease in the average sales price per unit from the prior year of products contributing the majority of the revenue for the quarter. The decrease in sales volume can be attributed to a combination of the slowing economy and the events of September 11th, which basically eliminated sales from one of the Company's largest domestic trade shows that was held that week. In each of the last two fiscal years this trade show has generated up to 5% of the Company's total annual revenue, the majority being contributed in the first and second fiscal quarters. In addition, international sales that historically represent approximately 40% of total Company sales were down in the first quarter from the same period in the prior year. On a positive note, OEM sales continued to be a significant distribution channel for the Company for the three months ended September 30, 2001, increasing 22% from the same period the prior year and contributing 21% to overall Company sales. This trend towards higher OEM sales is expected to continue for the remainder of fiscal 2002 and future years. See "Forward-Looking Statements."

Pricing pressures, combined with higher manufacturing costs to support the Company's efforts to transition its manufacturing offshore, were the major contributors to the lower gross profit percentage of 33% generated in the first quarter of the current year. The gross profit percentage was down seven percentage points from the 40% gross profit percentage that was generated in the first quarter of the prior year. In addition to the lower sales prices for monitors discussed above, margins on accessory sales declined 4 percentage points in the current quarter from the prior year. The Company expects to complete its outsourcing plan by the end of calendar year 2001 and to see improved margins for the last two quarters of fiscal 2002 as it begins to realize lower product costs from its foreign manufacturers. See "Forward-Looking Statements."

Operating expenses increased $229,587 for the three months ended September 30, 2001 compared to the prior year due to higher marketing and administrative spending. Marketing expenses increased $125,246 mainly due to higher contract labor costs and operating supply spending for warranty repairs and paid service work. Administrative expenses increased $98,540 due mostly to higher accounting and consulting fees and legal expenses related to various corporate matters.

The lower sales and the decrease in gross profit performance for the three months ended September 30, 2001, combined with the higher operating expenses, resulted in a net loss before taxes of $1,061,835 which was $895,865 greater than the $165,970 loss generated for the same period in the prior year. The Company expects profitability to improve significantly in the last three quarters of fiscal 2002 from the results generated in the first quarter, driven by higher sales, stronger margins as it begins to realize the cost savings from its outsourced manufacturing plan, and lower operating expenses. See "Forward-Looking Statements."

LIQUIDITY
---------

As of September 30, 2001, the Company had a cash balance of $1,477,696, which was down from a balance of $3,362,104 at June 30, 2001, and no short-term borrowings. $1,778,478 of the $1,884,408 reduction in cash in the quarter was used to support operating activities, while another $90,526 was invested in property, plant, and equipment and $20,575 was used to pay down long term debt. The decrease in the Company's cash position in the fiscal first quarter was primarily a timing issue as strong cash collections in the first month of the fiscal second quarter have increased the Company's cash and cash equivalents balance to approximately $2.6 million in early November. The favorable cash inflow in October 2001 was driven mainly by payments of receivables for sales made in June 2001 with extended payment terms. The Company believes all capital and liquidity requirements for the remainder of fiscal 2002 will be satisfied by cash generated from operations and periodic utilization of a $4,000,000 line of credit currently in place, if necessary. At September 30, 2001, there were no borrowings outstanding under this line of credit. The line of credit expires in November 2002.

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

     (b)  Reports  on  Form  8-K:  None in the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CRITICARE  SYSTEMS,  INC.
                                               (Registrant)

Date:  November  14,  2001               BY   /s/ Michael J. Sallmann
                                            ------------------------------------
                                             Michael  J.  Sallmann
                                             Vice  President  -  Finance
                                             (Chief  Accounting  Officer  and
                                             Duly  Authorized  Officer)