Form 10-Q
period 2001-12-31
CRITICARE SYSTEMS INC /DE/
filed 2002-02-07
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                    Form 10-Q

  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
-----  EXCHANGE  ACT  OF  1934
       For  the  quarterly  period  ended  December  31,  2001
                                         -------------------

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ____________  to  ____________

                         Commission file number -0-16061
                                                --------

                            CRITICARE SYSTEMS, INC.
                    ---------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   39-1501563
-------------------------------------        ---------------------------------
  (State or other jurisdiction               (IRS Employer Identification No.)
   of incorporation or organization)

        20925 Crossroads Circle, Waukesha, Wisconsin           53186
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

Number of shares outstanding of each class of the registrant's classes of common stock as of December 31, 2001: Common Stock 10,965,724 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2001 AND JUNE 30, 2001

                                   (UNAUDITED)

                                                                         December 31,     June 30,
ASSETS                                                                       2001           2001
                                                                        --------------  ------------
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $   3,457,158   $ 3,362,104
Accounts receivable, less allowance for doubtful accounts
   of $1,000,000, respectively . . . . . . . . . . . . . . . . . . . .      5,506,403     7,122,464
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,395,964     3,970,454
Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .         18,447        33,788
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,095,472     8,600,413
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .        372,305       502,172
                                                                        --------------  ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .     19,845,749    23,591,395

Property, plant and equipment - net. . . . . . . . . . . . . . . . . .      6,121,709     6,182,470

License rights and patents - net . . . . . . . . . . . . . . . . . . .         94,488        97,989
                                                                        --------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  26,061,946   $29,871,854
                                                                        ==============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,060,147   $ 3,421,776
Accrued liabilities:
    Compensation and commissions . . . . . . . . . . . . . . . . . . .        901,197     1,187,493
    Product warranties . . . . . . . . . . . . . . . . . . . . . . . .        230,000       220,000
    Accrued taxes other than income. . . . . . . . . . . . . . . . . .        126,440        96,947
    Accrued contract costs . . . . . . . . . . . . . . . . . . . . . .        267,662       207,039
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        270,472       375,886
Current maturities of long-term debt . . . . . . . . . . . . . . . . .         90,117        86,766
                                                                        --------------  ------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .      3,946,035     5,595,907

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . .      3,151,552     3,197,126

OTHER LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . .         53,823        73,005

STOCKHOLDERS' EQUITY:
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             -
Common stock - $.04 par value, 15,000,000 shares authorized,
    10,965,724 and 10,796,224 shares issued, respectively. . . . . . .        438,629       431,849
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .     22,838,643    22,494,548
Common stock held in treasury (61,634 and 64,134 shares, respectively)       (114,810)     (119,467)
Retained earnings (accumulated deficit). . . . . . . . . . . . . . . .     (6,647,890)   (5,771,568)
Accumulated comprehensive income . . . . . . . . . . . . . . . . . . .      2,395,964     3,970,454
                                                                        --------------  ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .     18,910,536    21,005,816
                                                                        --------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  26,061,946   $29,871,854
                                                                        ==============  ============


See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                   (UNAUDITED)

                                           2001          2000
                                       ------------  ------------
NET SALES . . . . . . . . . . . . . .  $12,835,733   $12,794,000

COST OF GOODS SOLD. . . . . . . . . .    8,160,154     7,702,405
                                       ------------  ------------

GROSS PROFIT. . . . . . . . . . . . .    4,675,579     5,091,595

OPERATING EXPENSES:
Marketing . . . . . . . . . . . . . .    3,103,433     2,804,151
Research, development and engineering    1,167,701     1,132,282
Administrative. . . . . . . . . . . .    1,243,596     1,129,201
                                       ------------  ------------
Total . . . . . . . . . . . . . . . .    5,514,730     5,065,634

(LOSS) INCOME FROM OPERATIONS . . . .     (839,151)       25,961

OTHER INCOME (EXPENSE):
Interest expense. . . . . . . . . . .     (124,947)     (128,669)
Interest income . . . . . . . . . . .       47,999        42,396
Other . . . . . . . . . . . . . . . .       39,777             -
                                       ------------  ------------
Total . . . . . . . . . . . . . . . .      (37,171)      (86,273)

LOSS BEFORE INCOME TAXES. . . . . . .     (876,322)      (60,312)

INCOME TAX PROVISION. . . . . . . . .            -             -
                                       ------------  ------------

NET LOSS. . . . . . . . . . . . . . .  $  (876,322)  $   (60,312)
                                       ============  ============

NET LOSS PER COMMON SHARE:
Basic . . . . . . . . . . . . . . . .  $     (0.08)  $     (0.01)
Diluted . . . . . . . . . . . . . . .  $     (0.08)  $     (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic . . . . . . . . . . . . . . . .   10,761,035     9,636,284
Diluted . . . . . . . . . . . . . . .   10,761,035     9,636,284


See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                   (UNAUDITED)

                                           2001          2000
                                       ------------  ------------
NET SALES . . . . . . . . . . . . . .  $ 7,346,596   $ 6,564,123

COST OF GOODS SOLD. . . . . . . . . .    4,482,453     3,983,575
                                       ------------  ------------

GROSS PROFIT. . . . . . . . . . . . .    2,864,143     2,580,548

OPERATING EXPENSES:
Marketing . . . . . . . . . . . . . .    1,503,078     1,329,042
Research, development and engineering      580,618       551,000
Administrative. . . . . . . . . . . .      582,818       566,963
                                       ------------  ------------
Total . . . . . . . . . . . . . . . .    2,666,514     2,447,005

INCOME FROM OPERATIONS. . . . . . . .      197,629       133,543

OTHER INCOME (EXPENSE):
Interest expense. . . . . . . . . . .      (62,271)      (63,862)
Interest income . . . . . . . . . . .       14,954        35,977
Other . . . . . . . . . . . . . . . .       35,201             -
                                       ------------  ------------
Total . . . . . . . . . . . . . . . .      (12,116)      (27,885)

 INCOME BEFORE INCOME TAXES . . . . .      185,513       105,658

INCOME TAX PROVISION. . . . . . . . .            -             -
                                       ------------  ------------

NET INCOME. . . . . . . . . . . . . .  $   185,513   $   105,658
                                       ============  ============

NET INCOME PER COMMON SHARE:
Basic . . . . . . . . . . . . . . . .  $      0.02   $      0.01
Diluted . . . . . . . . . . . . . . .  $      0.02   $      0.01

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic . . . . . . . . . . . . . . . .   10,789,041    10,373,962
Diluted . . . . . . . . . . . . . . .   11,499,734    10,517,441


See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                   (UNAUDITED)

                                                     2001         2000
                                                 ------------  -----------
OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . .  $  (876,322)  $  (60,312)
Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation . . . . . . . . . . . . .      389,675      320,837
         Amortization . . . . . . . . . . . . .        3,501        8,100
         Provision for doubtful accounts                   -     (200,000)
         Changes in assets and liabilities:
              Accounts receivable . . . . . . .    1,616,061       67,346
              Other receivables . . . . . . . .       15,341       18,126
              Inventories . . . . . . . . . . .      323,847      306,044
              Prepaid expenses. . . . . . . . .      129,867     (238,658)
              Accounts payable. . . . . . . . .   (1,361,629)    (267,575)
              Accrued liabilities . . . . . . .     (310,776)    (313,219)
                                                 ------------  -----------
Net cash used in operating activities . . . . .      (70,435)    (359,311)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net     (147,820)    (257,340)
                                                 ------------  -----------
Net cash used in investing activities . . . . .     (147,820)    (257,340)

FINANCING ACTIVITIES:
Principal payments on long-term debt. . . . . .      (42,223)     (39,107)
Proceeds from issuance of common stock. . . . .      355,532    4,068,385
                                                 ------------  -----------
Net cash provided by financing activities . . .      313,309    4,029,278

NET INCREASE IN CASH AND CASH EQUIVALENTS . . .       95,054    3,412,627
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.    3,362,104      114,830
                                                 ------------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . .  $ 3,457,158   $3,527,457
                                                 ============  ===========


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


2.  INVENTORY  VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at December 31 and June 30, 2001, respectively:

                                 December 31, 2001   June 30, 2001
                                 ------------------  --------------
Component parts . . . . . . . .  $        3,567,160  $    3,784,491
Work in process . . . . . . . .           1,257,185       1,372,587
Finished units. . . . . . . . .           3,660,263       3,768,335
                                 ------------------  --------------
Total inventories . . . . . . .           8,484,608       8,925,413
Less:  reserve for obsolescence             389,136         325,000
                                 ------------------  --------------
Net inventory . . . . . . . . .  $        8,095,472  $    8,600,413


3.  INVESTMENTS

The Company held 456,374 shares of Immtech stock, which was trading at $5.25 per share, on December 31, 2001. The market value of these shares could change substantially due to overall market risk.

The Company entered into an agreement with Immtech dated November 2, 2001 in order to have the restricted legends removed from the Immtech stock certificates. Under the agreement, portions of the Company's Immtech stock will be subject to restrictions on transfer for relatively short-term periods of up to six months, after which time all such stock will be free of restrictions.

4.  PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  consist  of  the  following:

                                      December 31, 2001   June 30, 2001
                                      ------------------  --------------
Land and building. . . . . . . . . .  $        4,525,000  $    4,525,000
Machinery and equipment. . . . . . .           2,027,189       2,055,518
Furniture and fixtures . . . . . . .             813,247         837,238
Demonstration and loaner monitors. .           1,645,003       1,463,909
Production tooling . . . . . . . . .           3,229,316       3,122,938
                                      ------------------  --------------
Property, plant and equipment - cost          12,239,755      12,004,603
Less:  accumulated depreciation. . .           6,118,046       5,822,133
                                      ------------------  --------------
Property, plant and equipment - net.  $        6,121,709  $    6,182,470

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                  Six Months Ended December 31,  2001 and 2000

RESULTS  OF  OPERATIONS
-----------------------

Strong net sales in the fiscal second quarter ended December 31, 2001 increased year-to-date sales for the six months ended December 31, 2001 slightly above prior year. A 3% increase in the number of units shipped and an 18% increase in accessory sales basically offset an 8% decrease in the average selling price per unit that was mainly driven by a reduction in unit sales of the Company's higher end monitors. The continued growth in OEM sales, which were up 19% for the six months ended December 31, 2001 from the same period in the prior year, offset a 7% decrease in domestic sales. The events of September 11th virtually eliminated sales from one of the Company's largest domestic trade shows that took place that week and was the main reason for the lower domestic sales for the six months ended December 31, 2001 from the same period in the prior year.

The gross profit percentage for the first six months of the current year improved to 36.4% from the 33.0% generated in the fiscal first quarter of the current year, but was still down from the 39.8% realized for the first six months of the prior year. Higher manufacturing costs in the first six months of the current year to support the Company's efforts to transition its manufacturing offshore during this period was the major contributor to the lower margin between years. The Company has completed its outsourcing plan at the end of calendar year 2001 and expects to see improved margins for the last two quarters of fiscal 2002 as it begins to realize lower product costs from its foreign manufacturers. See "Forward-Looking Statements."

Operating expenses for the six months ended December 31, 2001 were higher than the same period in the prior year by $449,096. However, operating expenses in the fiscal second quarter of the prior year included the release of previously recorded specific bad debt reserve of $335,000 and the reversal of previously recorded commission expense of $37,000. The release of the specific reserve for bad debts related to the repossession of product from a foreign distributor that had been reserved for as an at risk receivable in a prior period. The reversal of commission expense related to commissions accrued in a prior period for salespeople that left the Company prior to payment being received from the customer. Excluding the impact of these expense reversals from the prior period, operating expenses for the six months ended December 31, 2001 were actually up only $77,096, or 1.4%, from the same period in the prior year.

The reduction in gross profit performance and the higher operating expenses resulted in the recognition of a loss of $876,322 for the six months ended December 31, 2001, compared to the loss of $60,312 for the same period in the prior year. The Company expects to continue to improve profitability in the last half of fiscal 2002 through higher sales, stronger margins, and reduced operating expenses compared to the results generated in the first half of fiscal 2002. See "Forward-Looking Statements."

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                 Three Months Ended December 31,  2001 and 2000

RESULTS  OF  OPERATIONS
-----------------------

Net sales for the three months ended December 31, 2001 increased 12% from the same period in the prior year, driven by a 13% increase in the number of units shipped in the current quarter. Higher international shipments and the continued growth of OEM business in the quarter more than offset domestic sales that were basically flat between periods. As noted above, the events of September 11th virtually eliminated sales from one of the Company's largest domestic trade shows and was the major reason for the lack of growth in domestic sales in the current quarter from the prior year.

The gross profit percentage of 39.0% for the three months ended December 31, 2001 rebounded significantly from the 33.0% produced in the fiscal first quarter of the current year and was basically level to the 39.3% generated for the three months ended December 31, 2000. Excluding the impact of sales of excess and slow moving inventory sold at cost of $127,000 from the current period, the gross profit percentage would improve to 39.7% for the three months ended December 31, 2001.

Operating expenses in the current year period increased $219,509 from the same period in the prior year. However, as noted above, expenses in the second quarter of fiscal 2001 included the reversal of expenses recognized in prior periods totaling $372,000. Excluding the impact of these expense reversals from the prior year fiscal second quarter results, operating expenses for the three months ended December 31, 2001 were actually down $152,491, or 5.4%, from the same period in the prior year.

Income from operations of $197,629 for the three months ended December 31, 2001 increased $64,086 from the prior year and represented its highest level in four years since the second quarter of fiscal 1998. A $15,769 reduction in other expenses in the current year period resulted in net income of $185,513 that was $79,855 higher than the same period in the prior year.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

LIQUIDITY
---------

As of December 31, 2001, the Company had a cash balance of $3,457,158 and no short-term borrowings. The cash position was up almost $2.0 million from its level at September 30, 2001 and is $95,054 higher than the balance at June 30, 2001 of $3,362,104, primarily due to strong cash collections in the fiscal second quarter of the current year. For the six months ended December 31, 2001, $70,435 of cash was used to support operating activities and $147,820 was invested in property, plant, and equipment. These uses of cash were funded by $355,532 in proceeds received from the issuance of common stock related to the exercise of stock options in the fiscal second quarter.

The Company believes all capital and liquidity requirements for the remainder of fiscal 2002 will be satisfied by cash generated from operations and its current cash balances. The Company also has a $4,000,000 line of credit currently in place that expires in November 2003 that could be utilized, if necessary. At December 31, 2001, there were no borrowings outstanding under this line of credit.

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

                           PART II - OTHER INFORMATION

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------

     The annual meeting of stockholders of the Company was held on November 30, 2001. The matters voted upon, including the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1: Election of directors for a term ending at the 2004 annual meeting of stockholders.

                       For  Withheld
                       ---  --------
Milton Datsopoulos. .  9,555,913  107,227
Dr. Higgins D. Bailey  9,553,013  110,127

          The  Company's  other directors consist of N.C. Joseph Lai and Jeffrey
T. Barnes (whose terms end at the 2002 annual meeting of stockholders) and Karsten Houm, Emil H. Soika and Stephen K. Tannenbaum (whose terms end at the 2003 annual meeting of stockholders).

     Proposal 2: Ratification of appointment of BDO Seidman, LLP as auditors of the Company.

For        Against  Abstain  Broker Non-Votes
---------  -------  -------  ----------------
9,562,395   88,380   12,365                 0

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

     3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

     4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

     4.2 Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on April 18, 1997).

     10.1 Settlement Agreement, dated as of November 2, 2001, between the Company and Immtech International, Inc.

(b)  Reports  on  Form  8-K:  None  in  the  quarter  ended  December  31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CRITICARE  SYSTEMS,  INC.
                                               (Registrant)

Date:  February  7,  2002               BY   /s/  Michael J. Sallmann
                                           -------------------------------------
                                             Michael  J.  Sallmann
                                             Vice  President  -  Finance
                                             (Chief  Accounting  Officer  and
                                             Duly  Authorized  Officer)