Form 10-Q
period 2002-03-31
CRITICARE SYSTEMS INC /DE/
filed 2002-05-15
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ------------

                                    Form 10-Q

  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
-----  EXCHANGE  ACT  OF  1934

       For  the  quarterly  period  ended  March  31,  2002
                                           ----------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

       For  the  transition  period  from          to
                                           -------       -------

                         Commission file number -0-16061
                                                --------

                     CRITICARE SYSTEMS, INC.
        -----------------------------------------------------
        (Exact name of registrant as specified in its charter)

              Delaware                          39-1501563
  ----------------------------       ---------------------------------
  (State or other jurisdiction       (IRS Employer Identification No.)
of incorporation or organization)

    20925 Crossroads Circle,   Waukesha, Wisconsin           53186
    ----------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

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

Number of shares outstanding of each class of the registrant's classes of common
stock  as of March 31, 2002:   Common Stock, $0.04 par value, 11,059,624 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2002 AND JUNE 30, 2001

                                   (UNAUDITED)


                                                                          March 31,     June 30,
ASSETS                                                                      2002          2001
                                                                        ------------  ------------
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .  $ 2,860,186   $ 3,362,104
Accounts receivable, less allowance for doubtful accounts
   of $614,000 and $1,000,000, respectively. . . . . . . . . . . . . .    6,401,849     7,122,464
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,190,595     3,970,454
Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .       21,573        33,788
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,583,200     8,600,413
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .      400,095       502,172
                                                                        ------------  ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .   19,457,498    23,591,395

Property, plant and equipment - net. . . . . . . . . . . . . . . . . .    5,918,427     6,182,470

License rights and patents - net . . . . . . . . . . . . . . . . . . .       92,738        97,989
                                                                        ------------  ------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $25,468,663   $29,871,854
                                                                        ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,994,993   $ 3,421,776
Accrued liabilities:
    Compensation and commissions . . . . . . . . . . . . . . . . . . .      764,450     1,187,493
    Product warranties . . . . . . . . . . . . . . . . . . . . . . . .      192,470       220,000
    Accrued taxes other than income. . . . . . . . . . . . . . . . . .       42,896        96,947
    Accrued contract costs . . . . . . . . . . . . . . . . . . . . . .      320,386       207,039
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      317,411       375,886
Current maturities of long-term debt . . . . . . . . . . . . . . . . .       91,818        86,766
                                                                        ------------  ------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .    3,724,424     5,595,907

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . .    3,127,129     3,197,126

OTHER LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . .       49,408        73,005


STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized,
    no shares issued or outstanding. . . . . . . . . . . . . . . . . .            -             -
Common stock - $.04 par value, 15,000,000 shares authorized,
    11,059,624 and 10,796,224 shares issued, respectively. . . . . . .      442,385       431,849
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .   23,042,734    22,494,548
Common stock held in treasury (60,576 and 64,134 shares, respectively)     (112,838)     (119,467)
Subscriptions receivable . . . . . . . . . . . . . . . . . . . . . . .     (112,500)            -
Retained earnings (accumulated deficit). . . . . . . . . . . . . . . .   (6,882,674)   (5,771,568)
Accumulated comprehensive income . . . . . . . . . . . . . . . . . . .    2,190,595     3,970,454
                                                                        ------------  ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . .   18,567,702    21,005,816
                                                                        ------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $25,468,663   $29,871,854
                                                                        ============  ============


See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                           2002          2001
                                       ------------  ------------
NET SALES . . . . . . . . . . . . . .  $19,238,364   $20,057,979

COST OF GOODS SOLD. . . . . . . . . .   12,195,255    12,043,031
                                       ------------  ------------

GROSS PROFIT. . . . . . . . . . . . .    7,043,109     8,014,948

OPERATING EXPENSES:
Marketing . . . . . . . . . . . . . .    4,105,055     4,376,088
Research, development and engineering    1,737,343     1,773,657
Administrative. . . . . . . . . . . .    2,241,884     1,802,055
                                       ------------  ------------
  Total . . . . . . . . . . . . . . .    8,084,282     7,951,800

(LOSS) INCOME FROM OPERATIONS . . . .   (1,041,173)       63,148

OTHER INCOME (EXPENSE):
Interest expense. . . . . . . . . . .     (185,457)     (190,766)
Interest income . . . . . . . . . . .       61,932       110,873
Other . . . . . . . . . . . . . . . .       53,592             -
                                       ------------  ------------
  Total . . . . . . . . . . . . . . .      (69,933)      (79,893)

LOSS BEFORE INCOME TAXES. . . . . . .   (1,111,106)      (16,745)

INCOME TAX PROVISION. . . . . . . . .            -             -
                                       ------------  ------------

NET LOSS. . . . . . . . . . . . . . .  $(1,111,106)  $   (16,745)
                                       ============  ============

NET LOSS PER COMMON SHARE
Basic . . . . . . . . . . . . . . . .  $     (0.10)  $      0.00
Diluted . . . . . . . . . . . . . . .  $     (0.10)  $      0.00

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic . . . . . . . . . . . . . . . .   10,815,814     9,988,834
Diluted . . . . . . . . . . . . . . .   10,815,814     9,988,834



See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)



                                           2002          2001
                                       ------------  ------------
NET SALES . . . . . . . . . . . . . .  $ 6,402,631   $ 7,263,979

COST OF GOODS SOLD. . . . . . . . . .    4,035,101     4,340,626
                                       ------------  ------------

GROSS PROFIT. . . . . . . . . . . . .    2,367,530     2,923,353

OPERATING EXPENSES:
Marketing . . . . . . . . . . . . . .    1,001,622     1,571,937
Research, development and engineering      569,642       641,375
Administrative. . . . . . . . . . . .      998,288       672,854
                                       ------------  ------------
  Total . . . . . . . . . . . . . . .    2,569,552     2,886,166

(LOSS) INCOME FROM OPERATIONS . . . .     (202,022)       37,187

OTHER INCOME (EXPENSE):
Interest expense. . . . . . . . . . .      (60,509)      (62,097)
Interest income . . . . . . . . . . .       13,933        68,477
Other . . . . . . . . . . . . . . . .       13,814             -
                                       ------------  ------------
  Total . . . . . . . . . . . . . . .      (32,762)        6,380

(LOSS) INCOME BEFORE INCOME TAXES . .     (234,784)       43,567

INCOME TAX PROVISION. . . . . . . . .            -             -
                                       ------------  ------------

NET (LOSS) INCOME . . . . . . . . . .  $  (234,784)  $    43,567
                                       ============  ============

NET (LOSS) INCOME PER COMMON SHARE
Basic . . . . . . . . . . . . . . . .  $     (0.02)  $      0.00
Diluted . . . . . . . . . . . . . . .  $     (0.02)  $      0.00

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic . . . . . . . . . . . . . . . .   10,927,806    10,709,603
Diluted . . . . . . . . . . . . . . .   10,927,806    11,023,740


See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)


                                                          2002         2001
                                                      ------------  -----------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . .  $(1,111,106)  $  (16,745)
Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation. . . . . . . . . . . . . . . .      633,934      577,022
         Amortization. . . . . . . . . . . . . . . .        5,251        4,350
         Gain on sale of fixed assets. . . . . . . .       (5,292)           -
         Provision for doubtful accounts . . . . . .     (386,000)    (300,000)
         Obsolescence reserve. . . . . . . . . . . .      451,000      (75,000)
         Changes in assets and liabilities:
              Accounts receivable. . . . . . . . . .    1,106,615     (140,564)
              Other receivables. . . . . . . . . . .       12,215       21,054
              Inventories. . . . . . . . . . . . . .      390,567      148,941
              Prepaid expenses . . . . . . . . . . .      102,077     (215,165)
              Accounts payable . . . . . . . . . . .   (1,426,783)    (294,821)
              Accrued liabilities. . . . . . . . . .     (473,349)    (579,585)
                                                      ------------  -----------
Net cash used in operating activities. . . . . . . .     (700,871)    (870,513)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net. . .     (194,453)    (489,438)
Proceeds from sale of fixed assets . . . . . . . . .        5,500            -
                                                      ------------  -----------
Net cash used in investing activities. . . . . . . .     (188,953)    (489,438)

FINANCING ACTIVITIES:
Principal payments on long-term debt . . . . . . . .      (64,945)     (60,253)
Proceeds from issuance of common stock . . . . . . .      452,851    4,047,819
                                                      ------------  -----------
Net cash provided by financing activities. . . . . .      387,906    3,987,566

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (501,918)   2,627,615
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . . .    3,362,104      114,830
                                                      ------------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . .  $ 2,860,186   $2,742,445
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


2.  INVENTORY  VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 2002 and June 30, 2001, respectively:



                                 March 31, 2002   June 30, 2001
                                 ---------------  --------------
Component parts . . . . . . . .  $     3,787,477  $    3,784,491
Work in process . . . . . . . .          911,247       1,372,587
Finished units. . . . . . . . .        3,660,476       3,768,335
                                 ---------------  --------------
Total inventories . . . . . . .        8,359,200       8,925,413
Less:  reserve for obsolescence          776,000         325,000
                                 ---------------  --------------
Net inventory . . . . . . . . .  $     7,583,200  $    8,600,413


3.  INVESTMENTS

The Company held 456,374 shares of Immtech stock, which was trading at $4.80 per share on March 31, 2002. The market value of these shares could change substantially due to overall market risk.

The Company entered into an agreement with Immtech dated November 2, 2001 in order to have the restricted legends removed from the Immtech stock certificates. Under the agreement, portions of the Company's Immtech stock will be subject to restrictions on transfer for relatively short-term periods of up to six months, after which time all such stock will be free of restrictions.

4.  PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  consist  of  the  following:



                                      March 31, 2002   June 30, 2001
                                      ---------------  --------------
Land and building. . . . . . . . . .  $     4,525,000  $    4,525,000
Machinery and equipment. . . . . . .        1,987,119       2,055,518
Furniture and fixtures . . . . . . .          814,679         837,238
Production tooling . . . . . . . . .        3,269,156       3,122,938
Demonstration and loaner monitors. .        1,639,555       1,463,909
                                      ---------------  --------------
Property, plant and equipment - cost       12,235,509      12,004,603
Less:  accumulated depreciation. . .        6,317,082       5,822,133
                                      ---------------  --------------
Property, plant and equipment - net.  $     5,918,427  $    6,182,470


                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                   Nine Months Ended March 31,  2002 and 2001

RESULTS  OF  OPERATIONS
-----------------------

Net sales of $19.2 million for the nine months ended March 31, 2002 were down 4.1% from the $20.0 million of sales generated for the same period in the prior year. An 11.9% reduction in sales in the fiscal third quarter ended March 31, 2002 compared to the same period in the prior year drove the year-to-date sales decrease. A 6.0% reduction in the number of units shipped and a 1.8% decrease in the average selling price per unit were the main contributors to the year-to-date sales decline between years. A 4.8% increase in accessory sales in the current year partially offset the reduced sales volume and lower average selling prices of monitors and related equipment.

Year-to-date sales to Criticare's distributors in the United Kingdom (U.K.) and China decreased 52.0% in the current fiscal year and contributed almost $1.4 million to the Company's lower sales between years. A 7.6% increase in OEM sales and 2.1% higher sales to domestic alternate care customers partially offset the decrease in sales to the Company's distributors in the U.K. and China. Significant cutbacks in health care spending in the U.K., where only critically important capital expenditures are being made, have negatively impacted the Company's sales to its distributor in the U.K. in the current year. The transition to a new distributor in China in the current fiscal year is expected to provide significant long-term sales growth opportunities for the Company, but in the short-term has resulted in reduced sales in fiscal 2002 as this change is implemented. See "Forward Looking Statements".

The gross profit percentage for the first nine months of the current year of 36.6% was down from the 40.0% generated for the first nine months of the prior year. Higher manufacturing costs in the first six months of the current year to support the Company's efforts to transition its manufacturing offshore by the end of calendar year 2001 and the lower year-to-date sales volume between years resulted in an under-utilization of fixed manufacturing costs which contributed to reduced margins in the current year. Due to the outsourcing of the majority of the Company's products, $386,000 of fixed costs that had previously been classified as manufacturing expenses were included in administrative expenses in the current year. The favorable impact of this change on margins was offset by an increase in the reserve for obsolete inventory that was deemed necessary due to high levels of component parts being maintained by the Company.

Operating expenses for the nine months ended March 31, 2002 increased by $132,482 from the same period in the prior year, due to a $439,829 increase in administrative expenses that more than offset a $271,033 decrease in marketing expenses. As noted above, the higher administrative expenses were mainly driven by a change in the classification of expenses due to a change in the operations of the business. $386,00 of fixed costs that had been expensed as manufacturing costs in prior years were more appropriately classified as administrative expenses in the current year. The decrease in marketing expenses was due mostly to a reduction in the reserve for bad debts, driven by cash collections on an at risk receivable that was specifically reserved for in a prior year and an overall improvement in the aging of the Company's receivables in the current year. In addition, the elimination of a sales vice president in the fourth quarter of the prior year resulted in a reduction in salaries and fringe benefits in the current year.

The lower sales and related reduction in gross profit resulted in a net loss of approximately $1.1 million for the nine months ended March 31, 2002, compared to a net loss of $16,745 for the same period in the prior year.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                   Three Months Ended March 31,  2002 and 2001

RESULTS  OF  OPERATIONS
-----------------------

Net sales for the three months ended March 31, 2002 decreased 11.9% to $6.4 million from $7.3 million for the same period in fiscal 2001. A 20.5% reduction in the number of units shipped in the quarter and a corresponding 12.2% decrease in accessory sales were the major drivers of the decline in net sales. A 12.4% increase in the average selling price per unit of monitors and related equipment partially offset the lower sales volume. As noted previously, sales to the Company's distributors in the U.K. and China, which were down over $1.2 million in the fiscal 2002 third quarter from the same quarter in the prior year, were the main contributors to the decreased sales. A nearly $400,000 increase in sales to domestic alternate care customers in the current quarter partially offset the decrease in sales to the Company's distributors in the U.K. and China.

The gross profit percentage for the three months ended March 31, 2002 of 37.0% was down from 40.2% for the same period in the prior year. As noted above, the lower sales volume in the current fiscal third quarter compared to the prior year resulted in an under-utilization of fixed manufacturing costs and decreased margins from the fiscal third quarter of the prior year. The favorable impact of a $386,000 reclassification in the current quarter of certain fixed costs from manufacturing expense to administrative expense was offset by an increase in the reserve for obsolete inventory that was recorded in the current quarter.

Operating expenses for the three months ended March 31, 2002 were down 11.0%, or $316,614, from the same period in the prior year due to a $570,315 decrease in marketing expenses that more than offset a $325,434 increase in administrative expenses. As noted above, the reduction in marketing expenses was due mainly to a decrease in the reserve for bad debts that was recorded in the current quarter. In addition, lower labor and fringe benefit costs between years, including reduced commissions related to the decrease in sales volume, contributed to the lower marketing expenses. As noted previously, the higher administrative expenses were mainly driven by a change in the classification of certain fixed costs in the current quarter that had been expensed as manufacturing costs in prior quarters.

Other expenses were up $39,142 for the three months ended March 31, 2002 compared to the same period in the prior year due mainly to a decrease in interest income earned in the current quarter. Lower interest rates and a reduction in the average invested cash balance in the current quarter drove the decrease in interest income recognized between years.

The lower sales and related reduction in gross profit for the three months ended March 31, 2002 more than offset the decrease in operating expenses, resulting in a $234,784 net loss in the quarter compared to net income of $43,567 in the fiscal third quarter of the prior year.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

LIQUIDITY
---------

As of March 31, 2002, the Company had no short-term borrowings and a cash balance of $2,860,186, that was down $501,918 from the $3,362,104 cash balance at the end of fiscal 2001. For the first nine months of fiscal 2002, $700,871 of cash was used to support operating activities, $194,453 of cash was invested in property, plant, and equipment, and $64,945 of cash was used to pay down long-term debt. These uses of cash were partially funded by $452,851 in proceeds received from the issuance of common stock related to the exercise of stock options in the fiscal second and third quarters of 2002.

Purchases of property, plant, and equipment for the first nine months of fiscal 2002 were down $294,985 from the prior year as only normal and recurring type capital expenditures were made in the current year. Purchases of property, plant, and equipment will increase in the next two quarters as the Company funds the build out necessary to consolidate its operations into slightly over half of its current space. The anticipated sale of the Company's building and leaseback of approximately 54% of this facility will eliminate the debt on the Company's balance sheet and is expected to reduce operating expenses in excess of $200,000 annually. The sale of the building is expected to close in July of 2002. See "Forward Looking Statements".

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. The Company also has a $4,000,000 line of credit currently in place that expires in November 2003 that could be utilized, if necessary. At March 31, 2002, there were no borrowings outstanding under this line of credit.

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

The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from management's or the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, demand for the Company's products, costs of operations, the development of new products, the reliance on single sources of supply for certain components in the Company's products, government regulation, health care cost containment programs, the effectiveness of the Company's programs to manage working capital and reduce costs, competition in the Company's markets, unanticipated difficulties in outsourcing the manufacturing of the majority of its products to foreign manufacturers and risks related to foreign manufacturing, including economic and political instability, trade and foreign tax laws, production delays and cost overruns and quality control, and the Company's ability to reduce costs by eliminating excess capacity at its principal facility and to consummate the anticipated sale and leaseback of its principal facility.

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

          3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

          4.2 Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on April 18, 1997).


     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CRITICARE  SYSTEMS,  INC.
                                              (Registrant)

Date:   May 15, 2002                          BY   /s/  Michael  J. Sallmann
       --------------                         --------------------------------
                                                   Michael  J.  Sallmann
                                                 Vice  President  -  Finance
                                                (Chief Accounting Officer and
                                                  Duly  Authorized  Officer)