Form 10-K/A
period 2001-06-30
CRITICARE SYSTEMS INC /DE/
filed 2002-05-20
CIK 812121

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

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

                           [COVER PAGE 2 OF 2 PAGES.]

Criticare Systems, Inc. (the "Company") is amending Item 8 of Part II of the Company's Annual Report on Form 10-K for the year ended June 30, 2001, as filed with the Securities and Exchange Commission on September 27, 2001 (the "Annual Report"), to reflect a change in Note 11 to the Financial Statements. The Company is also amending Item 14 of Part IV of the Annual Report to replace
Exhibit 10.9. Accordingly, Item 8 of Part II and Item 14 of Part IV of the Annual Report are hereby amended in their entirety as follows:

                                    PART II
                                    -------

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

     At June 30, 2001, the Company had a $4,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, plus .25% (7.0% as of June 30, 2001). As of June 30, 2001, there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants which require minimum levels of tangible net worth and income levels. The Company was not in compliance with these covenants at June 30, 2001. This non-compliance was waived by the lending institution.

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

7.   STOCKHOLDERS'  EQUITY

     STOCK OPTIONS - In December 1992, the Board of Directors approved a new Employee Stock Option Plan and Non-Employee Stock Option Plan. No new stock options can be granted under the Employee Stock Option Plan and Non-Employee Stock Option Plan which existed prior to the approval of the new plans. The Board of Directors has authorized in connection with these new plans the issuance of 2,220,000 reserved shares of common stock of which 137,930 reserved shares of common stock remain available for future issuance under the stock option plans at June 30, 2001. The Board of Directors increased the number of reserved shares for issuance under the Plans from 1,720,000 to 2,220,000 during 2001. The activity during 1999, 2000 and 2001 for the above plans are summarized as follows:

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

During fiscal 2001 the Company entered into supply partnership agreements with two offshore contract manufacturing firms that exclusively manufacture medical devices in a regulated environment. These two firms will manufacture specific products designated by the Company in accordance with formal purchase orders. The initial term of the agreements is for a period of three years and is automatically extended for additional periods of two years each, unless either party gives written notice at least sixty days prior to the end of the initial term or the then current extension term. To ensure an adequate supply of products manufactured by these companies is maintained, the agreements require that these firms keep on hand in their finished goods inventories one full month of supply of all products under current purchase orders. At June 30, 2001, a one month supply of product maintained at these two firms would total approximately $475,000. In the event the Company would cancel a purchase order under either of these agreements, the Company would be required to purchase at cost all raw materials, work-in-progress and finished goods inventories for that purchase order. In addition, any property or equipment that these firms purchased specifically for the production of the Company's products would be purchased at mutually agreed upon prices. There have not been any purchase order cancellations under these agreements.

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

     2.     Financial  Statement  Schedules:
            -------------------------------

          Independent  Auditors'  Report.

The Valuation and Qualifying Accounts and Reserves Financial Statement Schedule for the years ending June 30, 2001, 2000 and 1999 has been previously filed with the Securities and Exchange Commission in the Annual Report on Form 10-K for the year ended June 30, 2001.

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

          10.9*     Employment  Agreement of Emil H. Soika, dated as of June 26,
2001.

          10.10*    Employment  Agreement  of Stephen D. Okland (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

          10.11*    Employment  Agreement  of  Drew  M.  Diaz  (incorporated  by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

          10.12+    Supply  Partnership  Agreement,  dated as of August 1, 2000, between  the  Company  and  BioCare  Corporation.

          10.13+    Supply  Agreement, dated as of October 26, 2000, between the
Company  and  TriVirix  International  Limited.

          21        Subsidiaries  (incorporated  by  reference  to the Company's
Annual  Report  on  Form  10-K  for  the  year  ended  June  30,  1999).

          23.1      Consent  of  BDO  Seidman,  LLP.

          24+       Power  of  Attorney.

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

                              Date:  May 20, 2002


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                      Date
-------------------------  -------------------------------------  ------------
/s/ Emil H. Soika          President, Chief Executive Officer     May 20, 2002
-------------------------  and Director (Principal Executive
Emil H. Soika              Officer)

/s/ Michael J. Sallmann    Vice President-Finance and Secretary   May 20, 2002
-------------------------  (Principal Financial and Accounting
Michael J. Sallmann        Officer)

*                          Chairman of the Board and Director
-------------------------
Karsten Houm

*                          Director
-------------------------
Milton Datsopoulos

*                          Director
-------------------------
N.C. Joseph Lai, Ph.D.


*                          Director
-------------------------
Dr. Higgins Bailey


*                          Director
-------------------------
Jeffrey T. Barnes


*                          Director
-------------------------
Stephen K. Tannenbaum

*By: /s/ Emil H. Soika                                            May 20, 2002
     --------------------
     Attorney-in-fact
     Pursuant to Power of
     Attorney