Form 10-K
period 2002-06-30
CRITICARE SYSTEMS INC /DE/
filed 2002-10-15
CIK 812121

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

For  the  fiscal  year  ended  June  30,  2002

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934.

For  the  transition  period  from  to

                         Commission file number 0-16061
                                                -------

                             Criticare Systems, Inc.
                -------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Delaware                                      39-1501563
----------------------------------           -----------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification  No.)
Incorporation  or  Organization)

       20925 Crossroads Circle, Suite 100, Waukesha, Wisconsin     53186
       -------------------------------------------------------     -----
             (Address of Principal Executive Offices)            (Zip Code)

        Registrant's telephone number, including area code:  262-798-8282
                                                             ------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name  of  Each  Exchange  on
     Title  of  Each  Class                              Which  Registered
     ----------------------                        ----------------------------
            NA                                                NA
          ------                                            ------
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

     The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of August 31, 2002 was approximately $31,820,000. Shares of voting common stock held by any executive officer or director of the Registrant and any person who beneficially owns 10% or more of the outstanding voting common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

     On August 31, 2002, there were outstanding 11,199,524 shares of the registrant's $.04 par value voting common stock.

DOCUMENTS  INCORPORATED  BY  REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of the Stockholders of the Registrant to be held December 6, 2002 are incorporated by reference into
Part  III  of  this  report.

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

Products
--------

     Criticare markets a broad range of vital signs and gas monitoring products designed to address the needs of a variety of end-users in different patient environments. Criticare's monitors display information graphically and numerically. Many of the

Company's new products, as well as those in development, focus on anesthesia related monitoring, as management believes this is a high growth area with relatively few competitors. All Criticare monitors incorporate adjustable visual and audible alarms to provide reliable patient-specific warnings of critical conditions, and most of the Company's monitors record up to 60 hours of trend data. Criticare monitors are available with printer capability to provide permanent records of patient data.

     Model  8100  Vital  Signs Monitors.  The full-featured CSI 8100 Vital Signs
     ----------------------------------
Monitor provides maximum flexibility for hospital, transport and outpatient care settings. The unit's custom configurations include ECG, ComfortCuff(TM) noninvasive blood pressure, DOX(TM) digital oximetry, heart rate, temperature, respiration rate, and nurse call interface. Optional features include CO2 and CO2/O2 monitoring and an integrated printer. The 8100 is well suited for busy departments that require basic vital signs monitoring to conscious sedation.

     Model 8500 Poet IQ(TM) Anesthesia Gas Monitor.  The 8500 series of monitors
     ----------------------------------------------
is used in conjunction with the 8100 series and provides automatic identification and quantification of all five approved anesthetic agents. The operating system consists of an integrated, solid state module based upon a proprietary infrared technology developed by Criticare. It automatically monitors up to five anesthetic agents plus nitrous oxide, oxygen, and carbon dioxide. The system also utilizes a unique, disposable water trap component that is also proprietary to the Company. This product is expected to be released in October 2002 and will be marketed as a configurable system for applications by original equipment manufacturers ("OEMs") and as a Criticare branded product.

     Model 503DX, 504+, and 504DX Pulse Oximeters.  Criticare's complete line of
     --------------------------------------------
pulse oximeters meets the needs of virtually all clinical environments, including: adult, pediatric and neonatal intensive care units, operating rooms, emergency rooms, nursing homes, physicians' offices and ambulances. The line is designed to provide accuracy and convenience at a competitive cost to the end-user.

     Model  506DX  and  507EL  Patient  Monitors.  The 506DX and 507EL series of
     -------------------------------------------
monitors are comprised of small, compact, portable, full-featured vital signs monitors configured to meet specific clinical needs. The 506DX combines oxygen saturation, noninvasive blood pressure and temperature and is ideal for spot checking patients' vital signs. The 507EL series combines ECG, oxygen saturation, noninvasive blood pressure and temperature for a complete vital signs monitor for physician offices and hospital applications. The 507EL is available with a color monitor display or a low cost black and white display and is an effective monitoring system for the emergency room or the recovery room.

     Model  602-14  POET(TM)  LT  Monitor.  The hand-held POET LT provides small
     ------------------------------------
hospitals and alternate care environments with compact, portable carbon dioxide monitoring. The POET LT series is an effective, low-cost solution for these environments.

     VitalView(TM)  Central  Monitoring  Station.  The VitalView central station
     -------------------------------------------
makes it possible for one nurse or technician to monitor numerous patients simultaneously. The VitalView can receive, display and store data from a wide variety of Criticare monitors, including the 8100 and MPT.

     MPT(TM) (Multiple Parameter Telemetry) Monitor.  The MPT monitor allows the
     ----------------------------------------------
transmission of vital signs (ECG, blood oxygen saturation and noninvasive blood pressure) on a real time basis to a VitalView central station while the patient is ambulatory. In today's healthcare environment, hospitals benefit by moving patients from expensive critical care departments as quickly as possible to less expensive general nursing floors. MPT, because of its complete monitoring capability and its lower cost, allows the patient to be ambulatory while still being monitored for all vital signs.

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

     WaterChek(TM)/Chek-Mate  Filter System.  The Company's patented, disposable
     --------------------------------------
Water Chek system separates a patient's respiratory secretions from a breath sample before it enters the gas monitor(s) for analysis. The Company's proprietary, disposable Chek-Mate filter enhances the removal of moisture from the sample, while preventing cross-contamination. This system allows the monitor to operate effectively regardless of humidity or patient condition. The self-sealing feature also protects the healthcare provider from potential contamination.

     Automatic External Defibrillator.  In the fourth quarter of fiscal 2002 the
     --------------------------------
Company entered into a distribution agreement with a manufacturer of automatic external defibrillators that will allow Criticare to sell their defibrillators in the markets in which Criticare has an established presence. This newly developed system is believed to be the smallest and lightest package available while still providing clinically advanced defibrillation capabilities. The system resides in a rugged waterproof case, features Biphasic Wavecontrol(TM), integrated electrodes and intuitive operating parameters. The agreement for the Company to distribute this new defibrillator replaces a distributor agreement previously set up with another manufacturer of defibrillators.

Marketing  and  Sales
---------------------

     Domestic  Sales.  At  August  31,  2002, the Company's domestic sales force
     ---------------
consisted of seven employees and 104 independent dealers. The Company's sales force and independent dealers market the Company's products to many different types of medical facilities such as hospitals, surgery centers, nursing homes and physician offices. The Company sells its higher-end monitors (MPT, Vital View Central Station and anesthetic agent monitors) principally to hospitals whereas the vital signs and pulse oximeters are sold primarily in non-hospital settings.

     In June 1999 the Company began to focus on selling to OEMs with the hiring of a senior manager to lead this effort. Modules and stand-alone monitors were developed and marketed for blood pressure, pulse oximetry, respiration rate, and anesthetic gases for specific OEM customers. OEM business has become a significant sales channel for the Company and is expected to be the primary driver of growth in future periods.

     International  Sales.  One  of the Company's principal marketing strategies
     --------------------
has been to target international markets, particularly Europe, Latin America and the Pacific Rim countries. During fiscal 2002, Criticare sold its products, principally to hospitals, in over 75 countries through over 75 independent dealers.

     In order to expand its business in China and Taiwan, in fiscal 2002 the Company changed its distributor in these countries. This distributor will now manufacture, sell, and service Criticare labeled product in China and Taiwan. Also in fiscal 2002, the Company entered into a manufacturing and distribution agreement with a Romanian company that will assemble and distribute Criticare labeled product in the Black Sea Economic Zone, including Romania, Bulgaria, Ukraine, Belarus, Greece, Turkey, Serbia, Croatia, Slovenia, Slovakia, and Hungary. The Company expects to increase its international sales by entering these high growth, developing markets.

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

     In fiscal 2002, 39% of Criticare's net sales, or $10.3 million, was attributable to international sales, of which approximately 66% was from sales in Europe and the Middle East, 13% was from sales to Pacific Rim countries and 21% was from sales to Canada and Central and South America. In fiscal 2001 and 2000, 41% of Criticare's net sales were attributable to international sales. Other than inventory and accounts receivable for the Company's branch office in India totaling approximately $1.0 million, there are no material identifiable assets of the Company located in foreign markets. The Company sells its products in United States dollars and is therefore not subject to currency risks other than currency fluctuations from its office in India;
however, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less price competitive in those markets. In addition, significant devaluation of certain foreign currencies could adversely affect the collectibility of accounts receivable from international customers. The Company analyzes this risk before making shipments to countries it views as unstable.

     Service, Support and Warranty.  Criticare believes that customer service is
     -----------------------------
a key element of its marketing program. At August 31, 2002, the Company had a customer service staff of 19 people at its Waukesha, Wisconsin facility.
Customer service support is available 24 hours a day, seven days a week, with the majority of customers' technical problems being resolved over the telephone. The customer service staff also provide periodic training and education of the direct sales force who in turn provide training to the end-users.

     Criticare's monitors and sensors are warranted against defects for one year. If a problem develops with a Criticare product while under warranty, the Company typically provides a replacement unit until the product can be repaired at the Company's facility. The Company offers extended warranties and service contracts on all of its monitors.

Manufacturing
-------------

     Historically, Criticare has manufactured and assembled its products internally, principally at the Company's facility in Waukesha, Wisconsin. Due mainly to pricing pressures on monitoring systems worldwide, in fiscal 2001 the Company entered into agreements with two offshore contract manufacturing firms located in Ireland and Taiwan, respectively, that exclusively manufacture medical devices in a regulated environment. The contract manufacturing firm in Taiwan also has manufacturing capabilities in China and a portion of Criticare's production is being transitioned to China to continue to receive favorable pricing. The Company works closely with these two firms to maintain product quality and reliability. These two firms perform the same rigorous quality control testing at their facilities that Criticare had done in the past at its own facility. With the majority of the Company's manufacturing outsourced as of the end of calendar 2001, Criticare concentrates on product enhancements and new product development, customer service, and increased involvement with its OEM customers. The Company anticipates that it will continue limited production of new products internally during the development phase and for a short period after commercial introduction until production can be effectively transitioned to offshore manufacturers.

     Any inability of these offshore manufacturers to deliver products on a timely basis could have a material adverse effect on the Company. However, each of these manufacturers has the ability to produce the majority of the Company's products, in addition to the dual manufacturing capabilities that the Taiwanese company has to produce product in both Taiwan and China. Therefore, the Company is not totally reliant on a single plant or single source to supply product. This factor, combined with the Company's ability to continue to manufacture at its headquarters in Waukesha, Wisconsin, reduces the Company's risk of supply interruption.

     The Company has achieved certification under the International Organization for Standardization's (ISO) standards 9001 and 9002. Each of the offshore contract manufacturing firms has achieved certification under ISO's standard 9001. See "Regulation."

Research,  Development  and  Engineering
----------------------------------------

     Criticare has focused its research, development and engineering expenditures on products designed to meet identified market demands. The Company seeks to apply its expertise in gas monitoring and related sensor technology to develop new products and adapt existing products for new markets. At August 31, 2002, the Company had an in-house research, development and engineering staff of 22 people. The Company's research, development and engineering expenditures were $2.3 million in fiscal 2002, $2.4 million in fiscal 2001 and $2.9 million in fiscal 2000.

     The Company made significant investments in engineering in fiscal 2000 to update the entire Criticare product line and develop the 8100 vital signs monitor. In fiscal 2001 and fiscal 2002, research and development efforts were more focused on refinements to the 8100 product line and the development of the 8500 series monitor which features automatic identification and quantification of all five approved anesthetic agents.

Competition
-----------

     The markets for the Company's products are highly competitive. Many of Criticare's competitors, including its principal competitors described below, have greater financial resources, more established brand identities and reputations, longer histories in the medical equipment industry and larger and more experienced sales forces than Criticare. In these respects, such companies have a competitive advantage over Criticare. The Company competes primarily on the basis of product features, the quality and value of its products (i.e.,
                                                                           ----
their relative price compared to performance features provided) and the effectiveness of its sales and marketing efforts. The Company believes that its principal competitive advantages are provided by its focus on cost containment, provided in part by its outsourcing a large portion of its manufacturing, its patented and other proprietary technology and software for noninvasive, continuous monitoring of oxygen, anesthetic gases, carbon dioxide and noninvasive blood pressure, the efficiency and speed of its research and development efforts, and its established international presence.

     The Company believes that the worldwide anesthetic agent and carbon dioxide monitor markets are comparatively fragmented, with Datex/Ohmeda as the principal competitor. The Company's principal competitors in the domestic gas monitor market include Datex/Ohmeda and Agilent (formerly Hewlett-Packard Company), which has been acquired by Philips. The market for vital signs monitors includes competitors such as Agilent, Siemens A.G., Datex/Ohmeda and Spacelabs Medical, Inc., which has been acquired by Datex/Ohmeda.

     The Company believes that its principal competitor in Western Europe and the Pacific Rim countries is Datex/Ohmeda.

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

Patents  and  Trademarks
------------------------

     The Company believes one of its principal competitive advantages is provided by its patented and other proprietary technology including its sensor technology, infrared specific anesthetic gas monitoring technology, UltraSync signal processing software and disposable respiratory secretion filter system. The Company has 15 issued U.S. patents and four patent applications pending. The Company's U.S. patents expire between 2004 and 2019. Criticare also has two issued foreign patents and 11 foreign patent applications pending. There is no assurance that any patents held or secured by the Company will provide any protection or commercial or competitive benefit to the Company. There is also no assurance that the Company's products will not infringe upon patents held by others. The Company is the owner of United States trademark registrations for "POET", "MPT", "REMOTEVIEW", "MICROVIEW", and "WATERCHEK".

     The Company also relies upon trade secret protection for certain of its proprietary technology. Although the Company requires all employees to sign confidentiality agreements, no assurance can be given that such agreements can be effectively enforced or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose the Company's trade secrets.

Employees
---------

     At August 31, 2002 Criticare had 84 employees, including 22 in research, development and engineering, 19 in customer service, 15 in manufacturing and operations, 13 in administration, 11 in sales and marketing, and four in quality control.

     Many of the Company's technical employees are highly skilled. The Company believes that its continued success depends in part on its ability to continue to attract qualified management, marketing and technical personnel. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Backlog
-------

     Criticare's backlog on June 30, 2002 and 2001 was $1,000,450 and $813,438, respectively. Criticare generally delivers its products out of inventory when specified by the customer. The Company does not believe that its backlog at any date is indicative of its future sales.

Item  2.  PROPERTIES.
-------   ----------

     In August 2002, the Company sold its 60,000 square foot building in Waukesha, Wisconsin for $4,000,000 and leased back approximately 37,000 square feet of this building to serve as the Company's headquarters, warehouse, manufacturing, research and development and service facility. The proceeds from the sale were used to retire the mortgage note on the facility and resulted in a debt free balance sheet for the Company. The lease expires on August 30, 2007, with an option for the Company to extend for an additional three years, and with rent totaling $22,423 per month for the first year of the lease and annual increases approximating 3% in years two, three and five of the lease.

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

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
-------   -----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II
                                     -------

Item  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
-------      -------------------------------------------------------------------
MATTERS.
-------

     The  Company's common stock is traded on the Nasdaq National Market (Symbol
CXIM). As of June 30, 2002, there were approximately 233 holders of record of the common stock. The Company has never paid dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.


                                    Year Ended June 30,
                                     2002          2001
                                  ----------    ----------
Quarter Ended:                    High   Low    High   Low
September 30 . . . . . . . .     $4.68  $3.30  $3.38  $2.31
December 31. . . . . . . . .     $5.23  $4.00  $3.00  $1.63
March 31 . . . . . . . . . .     $4.70  $3.50  $3.44  $1.94
June 30. . . . . . . . . . .     $5.81  $4.00  $4.49  $2.55




     The following table summarizes share information for the Company's equity compensation plans as of June 30, 2002, including the 1992 Employee Stock Option Plan, the 1992 Non-employee Stock Option Plan, the 1987 Employee Stock Option
Plan, the 1987 Non-employee Stock Option Plan and the Employee Stock Purchase Plan. All of these equity compensation plans have been approved by the Company's shareholders. The Company has also issued warrants to a consultant which have not been approved by the Company's shareholders. See Note 7 of the Notes to the Consolidated Financial Statements in Item 8 of this report for additional information regarding these warrants.


EQUITY  COMPENSATION  PLAN  INFORMATION


                                                                                    Number  of  securities
                                                                                   remaining available for
                          Number of securities to be    Weighted average           future issuance under
                          issued  upon exercise of      exercise price of           equity compensation
                           outstanding  options,       outstanding  options,     plans (excluding securities
Plan category               warrants and rights        warrants and rights            in first column)
-------------             -------------------------    --------------------       ---------------------------
Equity compensation
plans approved by
security holders. . .        1,209,620 shares            $2.26 per share               616,300 shares

Equity compensation
plans not approved by
security holders. . .          100,000 shares            $2.21 per share                     0 shares
                             ----------------            ---------------               --------------

  Total . . . . . . .        1,309,620 shares            $2.25 per share               616,300 shares


Item  6.     SELECTED  FINANCIAL  DATA.
-------      -------------------------

     The following table sets forth selected financial data with respect to the Company for each of the periods indicated.



                                                      Years Ended June 30,
                                                      --------------------

                                    2002          2001          2000          1999          1998
                                ------------  ------------  ------------  ------------  ------------
Net sales  . . . . . . . . . .  $26,219,618   $27,736,304   $27,154,236   $28,512,507   $27,908,364
(Loss) income from operations.   (1,212,478)      (86,055)   (2,517,548)   (3,887,788)      306,216
Loss before income
  taxes and extraordinary gain   (1,425,181)     (178,232)   (2,686,388)   (4,388,171)     (499,276)
Net loss . . . . . . . . . . .   (1,425,181)     (178,232)     (186,388)   (4,388,171)     (499,276)
Net loss per common share--
  basic and diluted  . . . . .  $     (0.13)  $     (0.02)  $     (0.02)  $     (0.51)  $     (0.06)
Average shares outstanding . .   10,876,818    10,171,394     8,694,918     8,581,863     8,309,240
Stockholders' equity . . . . .  $18,387,067   $21,005,816   $18,798,952   $12,711,709   $17,282,997
Long-term obligations. . . . .    3,151,879     3,270,131     3,552,474     4,014,356     3,165,258
Working capital. . . . . . . .   15,464,899    17,995,488    16,257,780    10,340,014    13,716,891
Total assets . . . . . . . . .   25,474,256    29,871,854    27,210,867    24,041,987    24,726,819



Item  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
-------      -------------------------------------------------------------------
RESULTS  OF  OPERATION.
----------------------

RESULTS  OF  OPERATIONS

     The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations expressed as percentages of net sales.


                                         PERCENTAGE  OF  NET  SALES
                                           YEARS  ENDED  JUNE  30,
                                         --------------------------

                                          2002    2001    2000
                                         ------  ------  -------
Net sales . . . . . . . . . . . . . . .  100.0%  100.0%   100.0%
Cost of goods sold. . . . . . . . . . .   62.8    59.4     60.6
Gross profit. . . . . . . . . . . . . .   37.2    40.6     39.4

Operating expenses:
Marketing . . . . . . . . . . . . . . .   21.5    23.0     29.5
Research, development and engineering .    8.9     8.8     10.5
Administrative. . . . . . . . . . . . .   11.4     9.1      8.6
Total . . . . . . . . . . . . . . . . .   41.8    40.9     48.6

Loss from operations. . . . . . . . . .   (4.6)   (0.3)    (9.2)

Interest expense. . . . . . . . . . . .   (0.9)   (0.9)    (1.0)
Interest income . . . . . . . . . . . .    0.3     0.5      0.3
Foreign currency exchange loss. . . . .   (0.5)     --       --
Gain on sale of stock                 .     --      --      9.2
Other income                    . . . .    0.3      --       --

Loss before income taxes. . . . . . . .   (5.4)   (0.7)    (0.7)
Income tax provision. . . . . . . . . .     --      --       --
Net loss. . . . . . . . . . . . . . . .   (5.4)%  (0.7)%   (0.7)%

FISCAL  YEAR  ENDED  JUNE  30,  2002  COMPARED  TO  JUNE  30,  2001

     Net sales of $26.2 million for the fiscal year ended June 30, 2002 were down 5.5% from $27.7 million in fiscal 2001. A 5.0% reduction in the number of units shipped and a 3.9% decrease in the average selling price per unit were the main contributors to the sales decline between years. A 2.0% increase in accessory sales in the current year partially offset the reduced sales volume and lower average selling prices on the Company's monitors and related equipment.

     International sales in fiscal 2002 to Criticare's distributors in the United Kingdom (U.K.) and China decreased 36.3% from the prior year and contributed over $1.1 million to the Company's sales decrease between years. Significant cutbacks in health care spending in the U.K., where only critically important capital expenditures are being made, have negatively impacted the Company's sales to its distributor in the U.K. in fiscal 2002. The transition to a new distributor in China in fiscal 2002 is expected to provide long-term sales growth opportunities for the Company, but in the short-term has resulted in reduced sales in fiscal 2002 as this change was implemented. See "Forward Looking Statements".

     Domestic sales in fiscal 2002 were down $499,552 from the prior year, but this was partially offset by higher sales to domestic OEM customers that were up $182,186 in fiscal 2002. The decrease in domestic sales can be attributed to the poor U.S. economy in fiscal 2002 and the events of September 11th, which basically eliminated sales from one of the Company's largest domestic trade shows that was held that week. OEM sales in fiscal 2002 increased for the third consecutive year and represented 19.5% of total company sales in fiscal 2002, consistent with the Company's strategy to increase this segment of its business.

The gross profit percentage of 37.2% realized in fiscal 2002 was down from 40.6% in fiscal 2001. Higher manufacturing costs in the first six months of the current fiscal year to support the Company's efforts to transition its manufacturing offshore by the end of calendar year 2001 and the lower sales volume between years resulted in an under-utilization of fixed manufacturing costs which contributed to reduced margins in fiscal 2002. Due to the outsourcing of the majority of the Company's products, approximately $509,000 of fixed costs that had previously been classified as manufacturing expenses were included in administrative expenses in the current year. The favorable impact of this change on margins was offset by a $621,000 increase in the reserve for obsolete inventory that was deemed necessary due to continued high levels of component parts being maintained by the Company after outsourcing the majority of its manufacturing.

     Total operating expenses in fiscal 2002 were $385,796 lower than the prior year, despite a $457,611 increase in administrative expenses, due mainly to a $736,196 reduction in marketing expenses in fiscal 2002. As noted above, the higher administrative expenses were mainly driven by a change in the classification of expenses due to a change in the operations of the business. Certain fixed costs that had been expensed as manufacturing costs in prior years were more appropriately classified as administrative expenses in fiscal 2002. The decrease in marketing expenses was due mostly to a reduction in sales commissions and bonuses earned from lower sales in fiscal 2002. In addition, the elimination of a sales vice president position in the fourth quarter of the prior year resulted in a reduction in marketing salaries and fringe benefits in fiscal 2002.

     In addition to the lower sales and reduction in gross profit in fiscal 2002, a $120,526 increase in other expenses in fiscal 2002, due mostly to the recognition of a $119,188 foreign currency exchange loss related to the Company's operation in India, contributed to the $1,425,181 loss in fiscal 2002.

FISCAL  YEAR  ENDED  JUNE  30,  2001  COMPARED  TO  JUNE  30,  2000

     Net sales for the fiscal year ended June 30, 2001 increased 2% from the prior year. However, two significant and isolated sales in the prior year, combined with the partial return of product from one of these sales in the current year, had the effect of increasing prior year revenue and reducing current year revenue. Adjusting for these items, the net sales in fiscal 2001 increased over $2.6 million, or 10.3%, above the prior year. Approximately $2.1 million of this increase can be attributed to higher OEM sales, which grew 73% from the prior year on a 77% increase in the number of units shipped. OEM business has become a significant distribution channel in fiscal 2001. Higher replacement part shipments contributed another $300,000 to the sales increase between years.

     The gross profit percentage of 40.6% realized in fiscal 2001 improved from the 39.4% generated in fiscal 2000. Margins in fiscal 2001 were favorably impacted by the recognition of $105,000 in deferred income from the settlement of a contract that was agreed to in January 2000 and fully satisfied in the third quarter of fiscal 2001. In addition, a warranty reserve was reduced by $105,000 due to favorable warranty experience on extended warranty contracts sold to customers, and a reserve for obsolete inventory was decreased by $75,000. These adjustments increased margins approximately 1.0 percentage point in fiscal 2001.

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

CRITICAL  ACCOUNTING  POLICIES

     The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, sales returns, inventories and warranty obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company believes the following accounting policies require its more significant judgments and estimates used in the preparation of its financial statements.

     REVENUE  RECOGNITION

     Revenues and the costs of products sold are recognized as the related products are shipped or installed, if there are significant installation costs. This revenue recognition policy is utilized for shipment of product to customers including both distributors and end-users.

     ESTIMATING  ALLOWANCES  FOR  DOUBTFUL  ACCOUNTS  AND  SALES  RETURNS

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.
Management analyzes specific accounts receivable as well as historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, foreign currency movements and changes in its customer payment terms when evaluating the allowance for doubtful accounts. If the financial condition of one of the Company's customers were to deteriorate, resulting in impairment of its ability to make payments to the Company, additional allowances may be required.

     The Company also maintains a sales returns reserve in order to estimate potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends, changes in customer demand and acceptances of the Company's products when evaluating the adequacy of the sales returns reserve. Significant management judgments and estimates must be made and used in connection with establishing the sales returns reserve in any accounting period. Material differences between actual sales returns experience and management's estimates may affect the Company's revenue in subsequent periods.

     VALUATION  OF  INVENTORIES

     Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. The Company maintains a reserve for obsolete inventory that it utilizes to write down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of the inventory and the estimated market value based upon assumptions about future product demand and market conditions. If future product demand is lower than expected or if market conditions are less favorable than those projected by the Company, additional charges to the obsolescence reserve may be required.

     During fiscal 2002, the reserve for obsolete inventory was increased by $621,000 to $946,000 at June 30, 2002 due to continued high levels of component parts being maintained by the Company after outsourcing the majority of its manufacturing.

     PRODUCT  WARRANTY

     The Company reserves for the estimated cost of product warranties at the time products are shipped based upon its historical experience providing warranty coverage. The Company's warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from current projections, revisions to the estimated warranty reserve would be required.

RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses the recognition and measurement of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts July 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

     See the Summary of Significant Accounting Policies in Note 1 of the Notes to the Consolidated Financial Statements for further explanation of these Statements of Financial Accounting Standards.

SUBSEQUENT EVENT

     On August 6, 2002, in part due to the new regulations imposed under the Sarbanes-Oxley Act, the Company initiated an internal review of its import and export procedures. On August 28, 2002, senior management of the Company became aware of actions that may have violated United States import/export laws and regulations. Senior management of the Company immediately authorized an internal audit of these possible violations, focusing on the sale of medical equipment directly or indirectly into an embargoed country and possible marking issues. This internal audit is ongoing and, at this time, management is unable to determine with certainty the extent of any violations or the potential for the imposition of penalties. The import and export rules applicable to all United States companies engaged in international business transactions contain compliance guidelines. Violations may result in civil or criminal penalties, or both, as well as the potential loss of export privileges. The Company has taken action to adopt and implement a written compliance program with respect to applicable import/export rules. The Company has also undertaken a voluntary disclosure with the Bureau of Industry and Security ("BIS") and the Treasury's Office of Foreign Asset Control ("OFAC"). Although there is no assurance, based upon a review of the internal audit to date and precedents, the Company believes a negotiated settlement of any violations will not have a material adverse effect on the operations of the Company. At this time, the Company cannot determine whether any monetary fines would have a material adverse effect on its financial condition. The Company does not believe that the evidence supports the denial of export privileges; however, any such penalty would have a material adverse effect on the Company's business. The Company further believes that the voluntary disclosure to the BIS, OFAC and, possibly, other agencies will serve to mitigate any potential adverse consequences that otherwise might accrue.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2002, the Company had no short-term borrowings and a cash balance of $3,523,070 that was up $160,966 from the $3,362,104 cash balance at the end of fiscal 2001. The Company generated $283,269 of cash from operations as significant reductions in accounts receivables and additional decreases in inventory more than offset the $1,425,181 loss in fiscal 2002. The Company used $513,307 of cash to invest in property, plant and equipment and $86,767 to pay down long-term debt. In addition, $197,727 of cash was used to repurchase 41,123 shares of the Company's common stock in accordance with the stock buyback that was approved by the Criticare Board of Directors in the third quarter of fiscal 2002. The majority of these uses of cash were funded by $654,843 in proceeds received from the issuance of common stock related to the exercise and payment of 303,300 stock options in the last three quarters of fiscal 2002.

     As of June 30, 2001, the Company had a cash balance of $3,362,104 and no short-term borrowings. In October 2000, the Company received $4,019,114 million in proceeds from a private placement of additional shares of the Company's common stock. These proceeds allowed the Company to increase its cash balance in fiscal 2001 by $3,247,274 from the prior year. In fiscal 2001, the Company used $688,322 of these proceeds for capital expenditures, $80,432 to retire long-term debt, and $103,289 to fund operations.

     In August 2002 the Company sold its building in Waukesha, Wisconsin and leased back approximately 62% of the building's square footage. The building was sold for $4,000,000 and a gain of approximately $41,000 was realized on the sale after the payment of commissions and fees and the funding of $105,000 in capitalized build out costs needed to split the building into two leasable spaces. The proceeds from the sale were used to retire the $3,197,125 of debt on the Company's balance sheet at June 30, 2002 and increased the Company's cash position by approximately $500,000. In addition, the reduction in square footage is expected to reduce annual operating expenses by approximately $150,000 (see "Forward Looking Statements").

     As noted above, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock in the third quarter of fiscal 2002. In accordance with this buyback, the Company purchased 41,123 shares in the fourth quarter of fiscal 2002. These share repurchases are expected to continue in fiscal 2003, depending upon market conditions, and will be funded by cash generated from operations and current cash balances.

     The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. The Company also has a $4,000,000 line of credit currently in place that expires in November 2002 that could be utilized, if necessary. At June 30, 2002 there were no borrowings outstanding under this line of credit. The Company violated a loan covenant under this line of credit related to achieving certain income levels. The bank waived compliance with this covenant subsequent to year end. This line expires in November 2002, but is expected to be extended with terms consistent with the current agreement.

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

     The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from management's or the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, demand for the Company's products, costs of operations, the development of new products, the reliance on single sources of supply for certain components in the Company's products, government regulation, health care cost containment programs, the effectiveness of the Company's programs to manage working capital and reduce costs, competition in the Company's markets, compliance with product safety regulations and product liability and product recall risks, risks relating to international sales and compliance with U.S. export regulations, unanticipated difficulties in outsourcing the manufacturing of the majority of its products to foreign manufacturers and risks related to foreign manufacturing, including economic and political instability, trade and foreign tax laws, production delays and cost overruns and quality control, and the Company's ability to reduce costs by eliminating excess capacity at its principal facility.

Item  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
--------      ----------------------------------------------------------------

     The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points above the bank's reference rate. The Company had no borrowings outstanding under this bank facility at June 30, 2002, 2001, and 2000. Due historically to the lack of need to borrow from this credit facility and due to the Company's current strong cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

Item  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
-------      -----------------------------------------------

FINANCIAL  STATEMENTS

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001

ASSETS                                                         2002         2001
                                                            -----------  -----------
CURRENT ASSETS:
Cash and cash equivalents (Note 1) . . . . . . . . . . . .  $ 3,523,070  $ 3,362,104
Accounts receivable, less allowance for doubtful accounts
  of $300,000 and $1,000,000, respectively . . . . . . . .    5,481,952    7,122,464
Investments (Notes 1 and 3). . . . . . . . . . . . . . . .    2,304,689    3,970,454
Other receivables (Note 1) . . . . . . . . . . . . . . . .      502,348       33,788
Inventories (Notes 1 and 2). . . . . . . . . . . . . . . .    7,134,803    8,600,413
Prepaid expenses . . . . . . . . . . . . . . . . . . . . .      453,347      502,172
                                                            -----------  -----------
Total current assets . . . . . . . . . . . . . . . . . . .   19,400,209   23,591,395

PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 5):
Land . . . . . . . . . . . . . . . . . . . . . . . . . . .      925,000      925,000
Building . . . . . . . . . . . . . . . . . . . . . . . . .    3,600,000    3,600,000
Machinery and equipment. . . . . . . . . . . . . . . . . .    2,007,322    2,055,518
Furniture and fixtures . . . . . . . . . . . . . . . . . .      809,277      837,238
Construction in progress . . . . . . . . . . . . . . . . .      116,798           --
Demonstration and loaner monitors. . . . . . . . . . . . .    1,616,766    1,463,909
Production tooling . . . . . . . . . . . . . . . . . . . .    3,425,117    3,122,938
                                                            -----------  -----------
Property, plant and equipment - cost . . . . . . . . . . .   12,500,280   12,004,603
Less accumulated depreciation. . . . . . . . . . . . . . .    6,517,220    5,822,133
                                                            -----------  -----------
Property, plant and equipment - net. . . . . . . . . . . .    5,983,060    6,182,470

OTHER ASSETS (Note 1):
License rights and patents - net . . . . . . . . . . . . .       90,987       97,989
                                                            -----------  -----------
Total other assets . . . . . . . . . . . . . . . . . . . .       90,987       97,989
                                                            -----------  -----------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .  $25,474,256  $29,871,854
                                                            ===========  ===========


See  notes  to  consolidated  financial  statements.


LIABILITIES AND STOCKHOLDERS' EQUITY                                          2002          2001
                                                                          ------------  ------------
CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,331,496   $ 3,421,776
Accrued liabilities:
  Compensation and commissions . . . . . . . . . . . . . . . . . . . . .      770,578     1,187,493
  Product warranties (Note 1). . . . . . . . . . . . . . . . . . . . . .      248,725       220,000
  Accrued taxes other than income. . . . . . . . . . . . . . . . . . . .      131,412        96,947
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      359,510       582,925
Current maturities of long-term debt (Note 5). . . . . . . . . . . . . .       93,589        86,766
                                                                          ------------  ------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .    3,935,310     5,595,907

LONG-TERM DEBT, less current maturities (Note 5) . . . . . . . . . . . .    3,103,536     3,197,126

OTHER LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . . .       48,344        73,005

CONTINGENCIES (Notes 6 and 12)

STOCKHOLDERS' EQUITY (Notes 5 and 7):
Preferred stock - $.04 par value, 500,000 shares authorized,
  no shares issued or outstanding. . . . . . . . . . . . . . . . . . . .           --            --
Common stock - $.04 par value, 15,000,000 shares authorized,
  11,199,524 and 10,796,224 shares issued and outstanding, respectively.      447,981       431,849
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .   23,350,124    22,494,548
Common stock held in treasury (100,890 and 64,134 shares, respectively).     (309,059)     (119,467)
Subscriptions receivable . . . . . . . . . . . . . . . . . . . . . . . .     (225,000)           --
Retained earnings (accumulated deficit). . . . . . . . . . . . . . . . .   (7,187,501)   (5,771,568)
Cumulative translation adjustment. . . . . . . . . . . . . . . . . . . .        5,832            --
Unrealized gain on investments . . . . . . . . . . . . . . . . . . . . .    2,304,689     3,970,454
                                                                          ------------  ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .   18,387,066    21,005,816
                                                                          ------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $25,474,256   $29,871,854
                                                                          ============  ============



See  notes  to  consolidated  financial  statements.

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000



                                                    2002          2001          2000
                                                ------------  ------------  ------------
NET SALES (NOTE 9) . . . . . . . . . . . . . .  $26,219,618   $27,736,304   $27,154,236

COST OF GOODS SOLD . . . . . . . . . . . . . .   16,464,652    16,469,119    16,462,477
                                                ------------  ------------  ------------

GROSS PROFIT . . . . . . . . . . . . . . . . .    9,754,966    11,267,185    10,691,759

OPERATING EXPENSES:
Marketing (Note 1) . . . . . . . . . . . . . .    5,631,199     6,367,395     8,014,129
Research, development and engineering (Note 1)    2,339,696     2,446,907     2,861,733
Administrative (Note 6). . . . . . . . . . . .    2,996,549     2,538,938     2,333,445
                                                ------------  ------------  ------------
Total. . . . . . . . . . . . . . . . . . . . .   10,967,444    11,353,240    13,209,307

LOSS FROM OPERATIONS . . . . . . . . . . . . .   (1,212,478)      (86,055)   (2,517,548)

OTHER INCOME (EXPENSE):
Interest expense (Note 5). . . . . . . . . . .     (246,207)     (253,150)     (259,280)
Interest income. . . . . . . . . . . . . . . .       76,771       157,782        90,440
Foreign currency exchange loss . . . . . . . .     (119,188)           --            --
Gain on sale of stock (Note 3) . . . . . . . .           --            --     2,500,000
Other income . . . . . . . . . . . . . . . . .       75,921         3,191            --
                                                ------------  ------------  ------------
Total. . . . . . . . . . . . . . . . . . . . .     (212,703)      (92,177)    2,331,160

LOSS BEFORE INCOME TAXES . . . . . . . . . . .   (1,425,181)     (178,232)     (186,388)

INCOME TAX PROVISION (NOTES 1 AND 4) . . . . .           --            --            --
                                                ------------  ------------  ------------

NET LOSS . . . . . . . . . . . . . . . . . . .  $(1,425,181)  $  (178,232)  $  (186,388)
                                                ============  ============  ============

NET LOSS PER COMMON SHARE (NOTE 1):
Basic. . . . . . . . . . . . . . . . . . . . .  $     (0.13)  $     (0.02)  $     (0.02)
Diluted. . . . . . . . . . . . . . . . . . . .  $     (0.13)  $     (0.02)  $     (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (NOTE 1):
Basic. . . . . . . . . . . . . . . . . . . . .   10,876,818    10,171,394     8,694,918
Diluted. . . . . . . . . . . . . . . . . . . .   10,876,818    10,171,394     8,694,918



See  notes  to  consolidated  financial  statements.

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000





                                                              Additional        Common Stock
                                         Common Stock          Paid-In            Treasury               Subscriptions
                                      Shares        Amount      Capital       Shares       Cost           Receivable
BALANCE, JUNE 30, 1999 . . . . . .   8,706,151   $   348,246   $17,960,363     103,840   $(193,430)         $   0

Net loss . . . . . . . . . . . . .
Unrealized gain on investment. . .
Comprehensive income/(loss). . . .
Common stock issued in settlement
  of lawsuit . . . . . . . . . . .      30,000         1,200        68,175
Exercise of options. . . . . . . .     240,100         9,604       448,746
Employee common stock
  purchased from treasury. . . . .                                     756     (22,718)     42,319

BALANCE, JUNE 30, 2000 . . . . . .   8,976,251       359,050    18,478,040      81,122    (151,111)             0

Net loss . . . . . . . . . . . . .
Unrealized (loss) on investment. .
Comprehensive income/(loss). . . .
Common stock issued. . . . . . . .   1,801,273        72,051     3,977,063
Exercise of options. . . . . . . .      18,700           748         2,273
Employee common stock
  purchased from treasury. . . . .                                  37,172     (16,988)     31,644

BALANCE, JUNE 30, 2001 . . . . . .  10,796,224       431,849    22,494,548      64,134    (119,467)             0

Net loss . . . . . . . . . . . . .
Unrealized (loss) on investment. .
Cumulative translation adjustment.
Comprehensive income/(loss). . . .
Exercise of options. . . . . . . .     403,300        16,132       848,121                               (225,000)
Employee common stock
  purchased from treasury. . . . .                                   7,455      (4,367)      8,135
Repurchase of Company stock. . . .                                              41,123    (197,727)

BALANCE, JUNE 30, 2002 . . . . . .  11,199,524   $   447,981   $23,350,124     100,890   $(309,059)     $(225,000)

                                        Retained
                                        Earnings        Cumulative      Unrealized            Total
                                      (Accumulated      Translation      Gain on           Stockholders'
                                         Deficit)        Adjustment     Investment            Equity

BALANCE, JUNE 30, 1999 . . . . . .    $(5,403,470)      $       0       $        0        $12,711,709

Net loss . . . . . . . . . . . . .       (186,388)                                           (186,388)
Unrealized gain on investment. . .                                       5,704,675          5,704,675
Comprehensive income/(loss). . . .                                                          5,518,287
Common stock issued in settlement
  of lawsuit . . . . . . . . . . .                                                             69,375
Exercise of options. . . . . . . .                                                            458,350
Employee common stock. . . . . . .
  purchased from treasury. . . . .         (1,844)                                             41,231

BALANCE, JUNE 30, 2000 . . . . . .     (5,591,702)              0        5,704,675         18,798,952

Net loss . . . . . . . . . . . . .       (178,232)                                           (178,232)
Unrealized (loss) on investment. .                                      (1,734,221)        (1,734,221)
Comprehensive income/(loss). . . .                                                         (1,912,453)
Common stock issued. . . . . . . .                                                          4,049,114
Exercise of options. . . . . . . .                                                              3,021
Employee common stock. . . . . . .
  purchased from treasury. . . . .         (1,634)                                             67,182

BALANCE, JUNE 30, 2001 . . . . . .     (5,771,568)              0        3,970,454         21,005,816

Net loss . . . . . . . . . . . . .     (1,425,181)                                         (1,425,181)
Unrealized (loss) on investment. .                                      (1,665,765)        (1,665,765)
Cumulative translation adjustment.          9,248           5,832                              15,080
Comprehensive income/(loss). . . .                                                         (3,075,866)
Exercise of options. . . . . . . .                                                            639,253
Employee common stock. . . . . . .
  purchased from treasury. . . . .                                                             15,590
Repurchase of Company stock. . . .                                                           (197,727)

BALANCE, JUNE 30, 2002 . . . . . .    $(7,187,501)      $   5,832       $2,304,689        $18,387,066



See  notes  to  consolidated  financial  statements.

                    CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                          2002          2001          2000
                                                      ------------  ------------  ------------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . .  $(1,425,181)  $  (178,232)  $  (186,388)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation . . . . . . . . . . . . . . . . . .      865,291       742,931       871,510
    Amortization . . . . . . . . . . . . . . . . . .        7,002         7,001         7,001
    Gain on sale of fixed assets . . . . . . . . . .       (5,292)           --            --
    Provision for doubtful accounts. . . . . . . . .     (700,000)     (300,000)      925,000
    Provision for obsolete inventory . . . . . . . .      621,000            --            --
    Gain on sale of Immtech stock. . . . . . . . . .           --            --    (2,500,000)
    Litigation settled with common stock . . . . . .           --            --        69,375
    Changes in assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . .    2,340,512       (39,699)   (1,349,278)
      Other receivables. . . . . . . . . . . . . . .     (468,560)       82,985       (33,667)
      Inventories. . . . . . . . . . . . . . . . . .      691,753      (670,510)      341,955
      Prepaid expenses . . . . . . . . . . . . . . .       48,825      (282,320)      (27,562)
      Accounts payable . . . . . . . . . . . . . . .   (1,090,280)      786,432      (442,676)
      Accrued liabilities. . . . . . . . . . . . . .     (601,801)     (251,877)   (2,401,762)
                                                      ------------  ------------  ------------
Net cash provided by (used in) operating activities.      283,269      (103,289)   (4,726,492)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net. . .     (513,307)     (688,322)     (595,412)
Proceeds from sale of fixed assets . . . . . . . . .        5,575            --            --
Proceeds from sale of Immtech stock. . . . . . . . .           --            --     2,500,000
                                                      ------------  ------------  ------------
Net cash (used in) provided by investing activities.     (507,732)     (688,322)    1,904,588

FINANCING ACTIVITIES:
Repurchase of Company common stock . . . . . . . . .     (197,727)           --            --
Principal payments on long-term debt . . . . . . . .      (86,767)      (80,432)      (73,925)
Proceeds from issuance of common stock . . . . . . .      654,843     4,119,317       499,581
                                                      ------------  ------------  ------------
Net cash provided by financing activities. . . . . .      370,349     4,038,885       425,656

EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . .       15,080            --            --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      160,966     3,247,274    (2,396,248)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR . . . .    3,362,104       114,830     2,511,078
                                                      ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR . . . . . . .  $ 3,523,070   $ 3,362,104   $   114,830

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
  Income taxes paid-net. . . . . . . . . . . . . . .  $    12,309   $    16,639   $     7,535
  Interest . . . . . . . . . . . . . . . . . . . . .      246,749       253,653       259,590
Noncash investing and financing activities:
  Litigation settled with common stock . . . . . . .           --            --        69,375
  Cost of fixed asset disposals. . . . . . . . . . .      168,320            --       201,072
  Unrealized (loss)/gain on investment in Immtech. .   (1,665,765)   (1,734,221)    5,704,675



See  notes  to  consolidated  financial  statements.

NOTES  TO  FINANCIAL  STATEMENTS

CRITICARE  SYSTEMS,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000

1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

NATURE OF BUSINESS -- Criticare Systems, Inc. designs, manufactures and markets patient monitoring equipment and related accessories to the health care community worldwide and is headquartered in Waukesha, Wisconsin. The Company sells domestically primarily to oral and stand-alone general surgery centers and hospitals through regional sales managers and a dealer network. Internationally, the Company sells mainly to hospitals through country managers and a worldwide dealer network. In addition, the Company sells modules and stand-alone monitors worldwide to original equipment manufacturers ("OEMs").

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Criticare Systems, Inc. (the "Company") and its wholly owned subsidiaries: Criticare International GmbH Marketing Services ("Criticare International"), CSI Trading, Inc. ("CSI Trading"), Criticare Service GmbH, Criticare Biomedical, Inc. ("Criticare Biomedical"), and Sleep Care, Inc. ("Sleep Care"). CSI Trading was incorporated in November 1996 to assist with European marketing activities and includes a branch sales office in India. All significant intercompany accounts and transactions have been eliminated.

CASH EQUIVALENTS -- The Company considers all investments with purchased maturities of less than three months to be cash equivalents.

INVENTORIES -- Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

INVESTMENTS -- In accordance with Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. The Company's investments were in marketable equity securities and were classified as available-for-sale securities. There were no held-to-maturity or trading securities as of June 30, 2002 (see Note 3).

OTHER RECEIVABLES -- Other receivables in fiscal 2002 include a trade receivable that was assumed by a new distributor in China. In accordance with the agreement executed with this distributor, this receivable balance is to be paid over a twelve month period beginning in May 2002 and ending in April 2003.

PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment is recorded at cost. Each member of the Company's sales force is provided with demonstration monitors to assist them in their sales efforts. Also, the Company has loaner monitors which are used to temporarily replace a customer's unit when it is being repaired or upgraded. Depreciation is provided over the estimated useful lives of the assets. The building, which was sold in August 2002, was being depreciated over 40 years prior to the sale. The remaining assets are being depreciated over three to seven years, using primarily the straight-line method. Construction in progress represents building improvements made related to the sale of the building. The estimated costs to complete the construction totals approximately $145,000.

The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), when indications of potential impairment exist. The amount of any impairment is calculated by comparing the estimated fair market value with the carrying value of the related asset. Management considers such factors as current operating results, trends, and future prospects, in addition to other economic factors in performing this analysis. No such impairments exist at June 30, 2002 and 2001.

LICENSE RIGHTS AND PATENTS -- License rights and patents are amortized over the estimated useful lives of the related agreements using primarily the straight-line method. Approximately $7,000 of amortization was charged to operations in each of the fiscal years ended June 30, 2002, 2001 and 2000. Accumulated amortization approximated $106,000 and $99,000 at June 30, 2002 and 2001, respectively.

REVENUE RECOGNITION -- Revenues and the costs of products sold are recognized as the related products are shipped or installed, if there are significant installation costs. This revenue recognition policy is utilized for shipment of product to customers including both distributors and end-users.

SHIPPING COSTS -- Shipping costs are included in cost of goods sold in the accompanying consolidated statements of operations.

PRODUCT WARRANTIES -- Estimated costs for product warranties are accrued for and charged to operations as the related products are shipped.

MARKETING EXPENSES -- Marketing expenses include all of the Company's sales related costs. In fiscal 2002 and 2001, recoveries of bad debts expensed in prior years more than offset additional provisions expensed in the current year, resulting in a net credit of bad debt expense of $(183,046) and $(25,757), respectively. Marketing expenses in fiscal 2000 include a $900,000 charge to bad debt expense related to the accounts receivable balances of certain international customers. Including this $900,000 charge, bad debt expense totaled $1,160,614 for fiscal year 2000.

RESEARCH AND DEVELOPMENT EXPENSES -- Research and development costs are charged to operations as incurred. Such expenses approximated $2,147,000, $2,325,000 and $2,696,000 in 2002, 2001 and 2000, respectively.

INCOME TAXES -- The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

NET INCOME (LOSS) PER COMMON SHARE -- Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The basic and diluted weighted average number of common shares outstanding in the financial statements are the same because including a diluted calculation in a loss position would produce an anti-dilutive per share amount. The number of diluted weighted average common shares outstanding would be higher by 597,129 shares in 2002 and 370,260 shares in 2001 without this anti-dilutive impact.

FAIR VALUE OF FINANCIAL STATEMENTS -- The Company's financial instruments under SFAS No. 107 "Disclosure About Fair Value of Financial Instruments," includes cash, accounts receivable, accounts payable, borrowings under line of credit facility and long-term debt. The Company believes that the carrying amounts of these accounts are a reasonable estimate of their fair value because of the short-term nature of such instruments or, in the case of long-term debt because of interest rates available to the Company for similar obligations.

COMPREHENSIVE INCOME -- In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains on investments, and is presented in the Consolidated Statement of Stockholders' Equity.

APPROVED ACCOUNTING STANDARDS -- In June 2001, the Financial Accounting Standards Board (FASB) finalized SFAS No. 141, "Business Combinations" (SFAS
141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The Company does not have any goodwill recorded as an asset as of June 30, 2002 and has only a small investment in intangible assets at June 30, 2002. Therefore, the adoption of SFAS 141 and 142 has not had a material effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supercedes the business segment concept in APB Opinion No. 30, "Reporting the Results of
Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations. The Company is required to adopt the provision of SFAS No. 144 beginning with its fiscal year that starts July 1, 2002. The Company does not believe that adoption of SFAS 144 will have a material effect on its consolidated financial statements.

SFAS  No.  146,  "Accounting  for  Costs  Associated  with  Exit  or  Disposal
Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Given that SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS -- Certain amounts from the fiscal 2001 financial statements have been reclassified to conform to the fiscal 2002 presentation.

2.     INVENTORIES

     Inventories  consist  of  the  following  as  of  June  30:


                                    2002        2001
Component parts . . . . . . . .  $3,549,397  $3,784,491
Work in process . . . . . . . .     499,950   1,372,587
Finished units. . . . . . . . .   4,031,456   3,768,335
                                 ----------  ----------
Total inventories . . . . . . .   8,080,803   8,925,413
Less:  reserve for obsolescence     946,000     325,000
                                 ----------  ----------
Net inventory . . . . . . . . .  $7,134,803  $8,600,413

3.     INVESTMENTS

IMMTECH INTERNATIONAL, INC. - Investments classified as available-for-sale securities consist of common stock of Immtech International, Inc. ("Immtech"). Immtech is a biopharmaceutical company focusing on the discovery and commercialization of therapeutics for treatment of patients afflicted with opportunistic infectious diseases, cancer or comprised immune systems. Immtech has two independent programs for developing drugs: one based on a technology for the design of a class of pharmaceutical compounds referred to as dications. The second is based on developing a series of biological proteins that work in conjunction with the immune system. Immtech has no products currently for sale, and none are expected to be commercially available for several years. Immtech has a March 31 fiscal year end.

During the first and second quarters of fiscal 2000, the Company sold a portion of its Immtech stock in a Private Placement. The proceeds from this sale were $2,500,000. As a result of this sale, the Company owned less than 20% of Immtech's issued and outstanding common stock as of June 30, 2000. Therefore, beginning in fiscal 2000, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company ceased accounting for the Immtech investment under the equity method and recorded the asset on the balance sheet at the fair market value of $5,704,675. An unrealized gain was also recorded as a component of stockholders' equity. The Company held 456,374 shares of Immtech common stock, which was trading at $5.05 and $8.70 per share, on June 30, 2002 and 2001, respectively. The market value of these shares could change substantially due to overall market risk.

During April 1999, Immtech completed an Initial Public Offering ("IPO") of its stock. As part of this IPO, the Company was required to sign a lock-up agreement by which it was agreed that none of the restricted shares owned by the Company could be sold in the public market until the Immtech stock traded at $20 (200% of its initial IPO price of $10) for 20 consecutive trading days and one year had passed from the date of the IPO. As of June 30, 2000, these lock up provisions had been satisfied, but the restricted legends had not been removed from the shares.

In order to have the restricted legends removed from the Immtech stock certificates, the Company entered into an agreement with Immtech dated November 2, 2001. Under the agreement, portions of the Company's Immtech stock were subject to restrictions on transfer for relatively short-term periods of up to six months, after which time all such stock would be free of restrictions. As of June 30, 2002, all of the Company's Immtech shares were freely tradable.

4.     INCOME  TAXES

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based upon the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax asset will not be realized. A valuation allowance is used to offset the related net deferred income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credit carryforwards.

Significant components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:



                                                           JUNE 30,      JUNE 30,      JUNE 30,
                                                             2002          2001          2000
Deferred income tax assets:
  Accounts receivable and sales allowances. . . . . . .  $   146,000   $   415,000   $   533,000
  Inventory allowances. . . . . . . . . . . . . . . . .      400,000       164,000       191,000
  Product warranties. . . . . . . . . . . . . . . . . .       98,000        86,000       128,000
  Other accrued liabilities . . . . . . . . . . . . . .      136,000       210,000       246,000
  Severance pay accrual . . . . . . . . . . . . . . . .       24,000        52,000       145,000
  Federal net operating loss carryforwards. . . . . . .    4,282,000     3,665,000     3,320,000
  State net operating loss carryforwards. . . . . . . .      536,000       467,000       483,000
  Federal tax credit carryforwards. . . . . . . . . . .      152,000       152,000       152,000
  Investment losses not deducted. . . . . . . . . . . .      709,000       709,000       709,000
                                                         ------------  ------------  ------------
  Total deferred income tax assets. . . . . . . . . . .    6,483,000     5,920,000     5,907,000

Deferred income tax liabilities:
  Excess of tax over book depreciation and amortization     (585,000)     (625,000)     (616,000)
  Prepaid expenses. . . . . . . . . . . . . . . . . . .      (41,000)      (28,000)      (13,000)
  Unrealized gain on investments. . . . . . . . . . . .     (904,000)   (1,557,000)   (2,237,000)
                                                         ------------  ------------  ------------
  Total deferred income tax liabilities . . . . . . . .   (1,530,000)   (2,210,000)   (2,866,000)

  Valuation allowance . . . . . . . . . . . . . . . . .   (4,953,000)   (3,710,000)   (3,041,000)

  Net deferred income taxes recognized in the
    consolidated balance sheets . . . . . . . . . . . .  $         0   $         0   $         0


At June 30, 2002, the Company had federal net operating loss carryforwards of approximately $12,594,000 which expire in 2008 through 2022. At June 30, 2002, the Company had available for federal income tax purposes approximately $41,000 of alternative minimum tax credit carryforwards which carry forward indefinitely and approximately $111,000 of tax credit carryforwards which expire in the years 2007 through 2009. The Company also has approximately $10,713,000 of state net operating loss carryforwards, which expire in 2003 through 2017, available to offset certain future state taxable income.

     The  income  tax  provision  consists  of  the  following:

                              2002   2001   2000
Current
  Federal. . . . . . . . . .  $   0  $   0  $   0
  State. . . . . . . . . . .      0      0      0
  Total income tax provision  $   0  $   0  $   0


     A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

                                                           2002     2001     2000
Federal statutory income tax rate . . . . . . . . . . .   (34.0)%  (34.0)%  (34.0)%
Losses for which no benefit was provided. . . . . . . .    51.9     17.5     35.3
Non-deductible losses of subsidiaries . . . . . . . . .     0.0     15.6     27.6
Other--net (principally stock options in 2002 and 2000)   (17.9)     0.9    (28.9)
                                                         -------  -------  -------
Effective income tax rate . . . . . . . . . . . . . . .       0%       0%       0%


5.     LINE  OF  CREDIT  FACILITY  AND  LONG-TERM  DEBT

     Long-term  debt  consists  of  the  following:

                                                                 2002        2001
  Mortgage note, 7.5% due in monthly installments of $27,793 with a final payment of $3,048,253 due April 1, 2004,
    collateralized by real estate with a carrying value of
    approximately $3,664,000 at June 30, 2002. . . . . . . .  $3,197,125  $3,283,892
  Less current maturities. . . . . . . . . . . . . . . . . .      93,589      86,766
                                                              ----------  ----------
  Long-term debt . . . . . . . . . . . . . . . . . . . . . .  $3,103,536  $3,197,126


     Aggregate annual principal payments required under terms of the long-term debt agreements are as follows:


YEARS ENDING JUNE 30,  PRINCIPAL PAYMENTS
2003. . . . . . . . .               93,589
2004. . . . . . . . .            3,103,536
2005. . . . . . . . .                    0
2006. . . . . . . . .                    0
2007. . . . . . . . .                    0
                       -------------------
Total . . . . . . . .  $         3,197,125

In August 2002, the Company sold its facility headquartered in Waukesha, Wisconsin and leased back approximately 62% of the building's square footage. The proceeds from the sale of the building were used to retire the mortgage note on the facility.

At June 30, 2002, the Company had a $4,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, plus .25% (5.0% as of June 30, 2002). As of June 30, 2002, 2001 and 2000 there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants which require minimum levels of tangible net worth and income levels. The Company was not in compliance with the income level covenant at June 30, 2002. This non-compliance was waived by the lending institution.


6.     CONTINGENCIES

From time to time, various lawsuits arise out of the normal course of business. These proceedings are handled by outside counsel. Currently management is not aware of any claim or action pending against the Company that would have a material adverse effect on the Company.


7.     STOCKHOLDERS'  EQUITY

STOCK OPTIONS -- In December 1992, the Board of Directors approved a new Employee Stock Option Plan and Non-Employee Stock Option Plan. No new stock options can be granted under the Employee Stock Option Plan and Non-Employee Stock Option Plan which existed prior to the approval of the new plans. The Board of Directors has authorized in connection with these new plans the issuance of 2,220,000 reserved shares of common stock of which 160,630 reserved shares of common stock remain available for future issuance under the stock option plans at June 30, 2002. The Board of Directors increased the number of reserved shares for issuance under the Plans from 1,720,000 to 2,220,000 during 2001. The activity during 2000, 2001 and 2002 for the above plans is summarized as follows:


                               NUMBER OF   STOCK OPTIONS    WEIGHTED AVG.
                                SHARES      PRICE RANGE     EXERCISE PRICE
Outstanding at June 30, 1999  1,191,600      $1.50-3.00          $ 1.83
  Granted. . . . . . . . . .    489,100       2.00-2.25            2.24
  Cancelled. . . . . . . . .   (287,700)      1.63-3.63            1.99
  Exercised. . . . . . . . .   (240,100)      1.50-2.75            1.91
                              ----------
Outstanding at June 30, 2000  1,152,900       1.50-2.75            1.96
  Granted. . . . . . . . . .    780,520       1.88-3.69            2.47
  Cancelled. . . . . . . . .   (279,100)      1.88-2.75            2.01
  Exercised. . . . . . . . .    (18,700)      1.63-2.97            2.03
                              ----------
Outstanding at June 30, 2001  1,635,620       1.50-3.69            2.19
  Granted. . . . . . . . . .     35,000       3.60-4.40            4.21
  Cancelled. . . . . . . . .    (57,700)      1.63-2.97            2.43
  Exercised. . . . . . . . .   (403,300)      1.63-2.97            2.14
                              ----------
Outstanding at June 30, 2002  1,209,620      $1.50-4.40          $ 2.26



     The following table summarizes information about stock options outstanding as of June 30, 2002:


                                        OPTIONS OUTSTANDING
                                         Weighted Average                         OPTIONS EXERCISABLE
                            Shares          Remaining       Weighted            Shares
Range of                  Outstanding      Contractual  Average Exercise     Exercisable     Weighted Average
Exercise Prices        at June 30, 2002    Life-Years         Price        at June 30, 2002   Exercise Price
$1.50-2.00 . . . . .           621,250         2.49            $  1.73           378,750            $  1.64
 2.25-4.40. . . . . .          588,370         3.11               2.82           275,870               2.80
 1.50-4.40. . . . . .        1,209,620         2.79               2.26           654,620               2.13


Outstanding options have fixed terms and are exercisable over a period determined by the Compensation Committee of the Company's Board of Directors but no longer than five years after the date of grant.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. If the Company had elected to recognize compensation cost for the options granted during the years ended June 30, 2002, 2001 and 2000, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:



                                                       YEARS  ENDED  JUNE  30,
                                                     2002         2001        2000
Net (loss)--as reported . . . . . . . . . . . .  $(1,425,181)  $(178,232)  $(186,388)
Net (loss)--pro forma . . . . . . . . . . . . .  $(1,556,352)  $(507,678)  $(365,626)
Net (loss) per common share--as reported. . . .  $     (0.13)  $   (0.02)  $   (0.02)
Net (loss) per common share--pro forma. . . . .  $     (0.14)  $   (0.05)  $   (0.04)
Assumptions used:
  Expected volatility . . . . . . . . . . . . .        70.0%       37.5%       23.0%
  Risk-free interest rate . . . . . . . . . . .         3.59%       4.92%       6.00%
  Expected option life (in years) . . . . . . .         3.30        4.57        4.00

Weighted average fair market value of options
  granted during the fiscal year ended June 30.  $      1.57   $    0.61   $    0.38



The fair value of stock options used to compute pro forma net loss and net loss per common share is the estimated present value at the grant date using the Black-Scholes option-pricing model.

STOCK WARRANTS -- In February 1998, the Company executed a warrant agreement with a consultant. The warrant agreement provided for the issuance of warrants to purchase up to 150,000 shares of common stock at a price of $3.00 per share. The warrant was exercisable as to 30,000 shares upon execution of the agreement and the warrants to purchase the remaining 120,000 shares were to be exercisable if certain performance parameters were achieved by February 1999. No such parameters were achieved. Therefore, as of June 30, 2002, only 30,000 of these warrants were exercisable. These warrants expire in February 2003.

In December 2000, the Company executed another warrant agreement with the consultant. The warrant agreement provides for the issuance of warrants to purchase up to 70,000 shares of common stock at a price of $1.875 per share. The warrant vests over a four year period in four equal increments each year on the anniversary date of the warrant. The warrant terminates as to any shares that are unvested at the time the consultant ceases to provide consulting services to the Company. As of June 30, 2002, 17,500 of these warrants were exercisable. Such warrants expire in December 2005.

PREFERRED STOCK -- The Company's Board of Directors has the authority to determine the relative rights and preferences of any series it may establish with respect to the 500,000 shares of $.04 par value authorized preferred shares. No preferred stock is issued or outstanding.

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

COMMON STOCK HELD IN TREASURY - At June 30, 2002 and 2001 the Company held in Treasury 100,890 and 64,134 shares of common stock, respectively. In the third quarter of fiscal 2002, the Criticare Board of Directors approved the purchase in the open market of up to 500,000 shares of Criticare common stock. In the fourth quarter of fiscal 2002, the Company purchased and held in Treasury at June 30, 2002 41,123 shares of common stock in accordance with this stock buyback program.

SUBSCRIPTIONS RECEIVABLE - Subscriptions receivable represents common stock issued in May 2002 to two directors of the Company related to expiring stock options. The shares have been issued and promissory notes payable in the principal amount of $112,500 executed by each of the directors for the exercise price of the stock options. These notes are non-interest bearing and are due and payable within one year from the date of execution of the notes.

8.     EMPLOYEE  BENEFIT  PLAN

The Company has a 401(k) plan which covers substantially all employees. Company contributions to the plan are discretionary and determined annually by the Company's Board of Directors. The Company's contributions were approximately $87,000 in 2002 and 2001, respectively, and $77,000 in 2000.

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

Other than inventory and accounts receivable for the Company's branch office in India totaling approximately $1.0 million, identifiable assets located outside of the United States are insignificant in relation to the Company's total assets. Net export sales by geographic area are as follows:




                                         2002         2001         2000

Europe and Middle East . . . . . . .  $ 6,861,000  $ 6,833,000  $ 5,437,000
Pacific Rim. . . . . . . . . . . . .    1,292,000    2,313,000    2,662,000
Canada and Central and South America    2,193,000    2,217,000    3,035,000
                                      -----------  -----------  -----------
Export net sales . . . . . . . . . .  $10,346,000  $11,363,000  $11,134,000
U.S. net sales . . . . . . . . . . .   15,874,000   16,373,000   16,020,000
                                      -----------  -----------  -----------
Total net sales. . . . . . . . . . .  $26,220,000  $27,736,000   27,154,000



Note: Sales in Europe and the Middle East have been combined above due to joint sales responsibility in these areas. No country made up more than 10% of the Company's total sales.


10.  OTHER  BUSINESS  CONCENTRATIONS

During 1999, the Company entered into an OEM agreement with a customer. Sales to this customer approximated $3,507,000, $3,383,000 and $2,031,000 in fiscal 2002,
2001 and 2000, respectively. These sales represented approximately 13%, 12% and 8% of the Company's total sales, respectively. This customer had a receivable balance of $370,346, $630,716 and $935,520 on June 30, 2002, 2001 and 2000,
respectively, which represented 6%, 9% and 14% of the Company's total receivables as of these dates.

In fiscal 2001, the Company entered into agreements with two offshore contract manufacturing firms to supply finished products. In addition, prior to the Company outsourcing the majority of its production, the Company also had a supplier that it made significant purchases from. A summary of the purchases and outstanding payables to these three companies for the years ended June 30, 2002, 2001, and 2000 follows below:



                             2002         2001         2000
Supplier I - Purchases .  $4,258,014   $  192,930   $        0
    % of total purchases        19.0%         0.8%         0.0%
Accounts payable balance  $  796,557   $        0   $        0
    % of total payables.        34.2%         0.0%         0.0%

Supplier II - Purchases.  $2,104,640   $  336,764   $        0
    % of total purchases         9.4%         1.4%         0.0%
Accounts payable balance  $  242,694   $  126,661            0
    % of total payables.        10.4%         3.7%         0.0%

Supplier III - Purchases  $1,680,600   $4,460,897   $3,358,214
    % of total purchases         7.5%        19.1%        16.3%
Accounts payable balance  $   33,103   $  144,131   $  220,999
    % of total payables.         1.4%         4.2%         8.4%


11.     COMMITMENTS

In fiscal 2002 and prior years, the Company leased certain operating equipment under various operating leases for varying periods through fiscal 2005. Rent expense was $104,311 in 2002 and $165,361 in 2001 for these lease commitments.

In August 2002, the Company sold its facility headquartered in Waukesha, Wisconsin and leased back approximately 62% of the building's square footage. The future minimum rental commitments under this five year building lease and all other lease commitments are as follows:



            YEAR ENDED JUNE 30,
2003 . . .  $            262,397
2004 . . .               307,792
2005 . . .               310,212
2006 . . .               300,945
Thereafter               340,894
            --------------------
Total. . .  $          1,522,240



During fiscal 2001 the Company entered into supply partnership agreements with two offshore contract manufacturing firms that exclusively manufacture medical devices in a regulated environment. These two firms manufacture specific products designated by the Company in accordance with formal purchase orders. The initial term of the agreements is for a period of three years and is automatically extended for additional periods of two years each, unless either party gives written notice at least sixty days prior to the end of the initial term or the then current extension term. To ensure an adequate supply of products manufactured by these companies is maintained, the agreements require that these firms keep on hand in their finished goods inventories one full month of supply of all products under current purchase orders. At June 30, 2002 and 2001, a one month supply of product maintained at these two firms would total approximately $596,000 and $475,000, respectively. In the event the Company would cancel a purchase order under either of these agreements, the Company would be required to purchase at cost all raw materials, work-in-progress and finished goods inventories for that purchase order. In addition, any property or equipment that these firms purchased specifically for the production of the Company's products would be purchased at mutually agreed upon prices. There have not been any purchase order cancellations under these agreements.

12.  SUBSEQUENT  EVENTS

In August 2002, the Company sold its building in Waukesha, Wisconsin and leased back approximately 62% of the building's square footage. The building was sold for $4,000,000 and a gain of approximately $41,000 was realized on the sale after the payment of commissions and fees and the funding of $105,000 in capitalized build out costs needed to split the building into two leasable spaces. The proceeds from the sale were used to retire the $3,197,125 of debt on the Company's balance sheet at June 30, 2002 and increased the Company's cash position by approximately $500,000.

In July and August of 2002, the Company sold a total of 50,000 shares of its Immtech common stock and realized a gain on the sale of $241,746.

On August 6, 2002, in part due to the new regulations imposed under the Sarbanes-Oxley Act, the Company initiated an internal review of its import and export procedures. On August 28, 2002, senior management of the Company became aware of actions that may have violated United States import/export laws and regulations. Senior management of the Company immediately authorized an internal audit of these possible violations, focusing on the sale of medical equipment directly or indirectly into an embargoed country and possible marking issues. This internal audit is ongoing and, at this time, management is unable to determine with certainty the extent of any violations or the potential for the imposition of penalties. The import and export rules applicable to all United States companies engaged in international business transactions contain compliance guidelines. Violations may result in civil or criminal penalties, or both, as well as the potential loss of export privileges. The Company has taken action to adopt and implement a written compliance program with respect to applicable import/export rules. The Company has also undertaken a voluntary disclosure with the Bureau of Industry and Security ("BIS") and the Treasury's Office of Foreign Asset Control ("OFAC"). Although there is no assurance, based upon a review of the internal audit to date and precedents, the Company believes a negotiated settlement of any violations will not have a material adverse effect on the operations of the Company. At this time, the Company cannot determine whether any monetary fines would have a material adverse effect on its financial condition. The Company does not believe that the evidence supports the denial of export privileges; however, any such penalty would have a material adverse effect on the Company's business. The Company further believes that the voluntary disclosure to the BIS, OFAC and, possibly, other agencies will serve to mitigate any potential adverse consequences that otherwise might accrue.

INDEPENDENT  AUDITOR'S  REPORT

To  the  Stockholders  and  Directors
Criticare  Systems,  Inc.

We have audited the accompanying consolidated balance sheets of Criticare Systems, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Criticare Systems, Inc. at June 30, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO  Seidman,  LLP
Milwaukee,  Wisconsin
August  19,  2002

QUARTERLY  RESULTS

     The following table contains quarterly information, which includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation. Certain amounts have been reclassified from the first and second quarters of fiscal 2002 to conform to the annual presentation of fiscal 2002.



                                                  QUARTERS ENDED (UNAUDITED)

                                        JUNE 30,    MARCH 31,   DEC. 31,    SEPT. 30,    JUNE 30,   MARCH 31,   DEC. 31,
                                          2002        2002        2001        2001         2001        2001       2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales . . . . . . . . . . . . . .  $   6,982   $    6,403   $   7,346  $    5,489   $   7,678   $    7,264  $   6,564
Gross profit. . . . . . . . . . . . .      2,712        2,368       2,864       1,811       3,252        2,923      2,581
(Loss) income from
  operations. . . . . . . . . . . . .       (171)        (202)        198      (1,037)       (149)          37        134
Net (loss) income . . . . . . . . . .       (314)        (235)        186      (1,062)       (161)          44        106
Net (loss) income
  per common
  share--Basic. . . . . . . . . . . .      (0.03)       (0.02)       0.02       (0.10)      (0.01)        0.00       0.01
       --Diluted. . . . . . . . . . .      (0.03)       (0.02)       0.02       (0.10)      (0.01)        0.00       0.01


                                        SEPT. 30,
                                          2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales . . . . . . . . . . . . . .  $    6,230
Gross profit. . . . . . . . . . . . .       2,511
(Loss) income from
  operations. . . . . . . . . . . . .        (108)
Net (loss) income . . . . . . . . . .        (166)
Net (loss) income
  per common
  share--Basic. . . . . . . . . . . .       (0.02)
       --Diluted. . . . . . . . . . .       (0.02)


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


Item  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
---------------------

     Not  applicable.

                                    PART III
                                    --------

Item  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.
--------      --------------------------------------------------------

     Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Nominees for Election as Directors," "Other Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Criticare Proxy Statement") which will be filed on or before October 28, 2002.

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

     Incorporated herein by reference to the discussion under "Employment Agreements" and "Certain Relationships and Related Transactions" in the Criticare Proxy Statement.

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

          Consolidated  Balance  Sheets  -  as  of  June  30,  2002  and  2001.

          Consolidated Statements of Operations - for the years ended June 30, 2002, 2001 and 2000.

          Consolidated Statements of Stockholders' Equity - for the years ended June 30, 2002, 2001 and 2000.

          Consolidated Statements of Cash Flows - for the years ended June 30, 2002, 2001 and 2000.

          Notes  to  consolidated  financial  statements.

     2.     Financial  Statement  Schedules:
            -------------------------------

          Independent  Auditor's  Report.

          Financial Statement Schedule for the years ending June 30, 2002, 2001 and 2000:

Schedule

Number                         Description         Page
-----------------------  ------------------------  ----
II. . . . . . . . . . .  Valuation and Qualifying    49
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

10.7*  Employment  Agreement  of  Emil  H.  Soika,  dated  as  of June 26, 2001,
     (incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended June 30, 2001).

10.8*  Employment  Agreement  of  Stephen  D.  Okland, dated as of June 1, 1999,
     (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.9*  Employment  Agreement  of  Drew  M.  Diaz,  dated  as  of  June  1, 1999,
     (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.10 Supply Partnership Agreement, dated as of August 1, 2000, between the Company and BioCare Corporation (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001).

10.11 Supply Agreement, dated as of October 26, 2000, between the Company and TriVirix International Limited (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2001).

10.12 Settlement Agreement, dated as of November 2, 2001, between the Company and Immtech International, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

21   Subsidiaries.

23.1 Consent  of  BDO  Seidman,  LLP.

24   Power of Attorney (incorporated by reference to the signature page hereof).

__________________
*  Management  contract  or  compensatory  plan  or  arrangement.

(b)     Reports  on  Form  8-K.

     The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.


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

                                                Date:  October  15,  2002


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



Signature                                    Title                         Date
----------------------------  ------------------------------------  ------------------

/s/ Emil H. Soika             President, Chief Executive Officer    October 15, 2002
----------------------------  and Director (Principal Executive
Emil H. Soika                 Officer)

/s/ Michael J. Sallmann      Vice President-Finance and Secretary   October 15, 2002
----------------------------  (Principal Financial and Accounting
Michael J. Sallmann          Officer)


/s/ Karsten Houm              Chairman of the Board and Director    September 27, 2002
----------------------------
Karsten Houm

/s/ Milton Datsopoulos        Director                              September 27, 2002
----------------------------
Milton Datsopoulos

/s/ N.C. Joseph Lai           Director                              September 27, 2002
----------------------------
N.C. Joseph Lai

/s/ Higgins Bailey            Director                              September 27, 2002
----------------------------
Dr. Higgins Bailey

/s/ Jeffrey T. Barnes         Director                              September 27, 2002
----------------------------
Jeffrey T. Barnes

/s/ Stephen K. Tannenbaum     Director                              September 27, 2002
----------------------------
Stephen K. Tannenbaum


                                 CERTIFICATIONS
                                 --------------


I, Emil H. Soika, President and Chief Executive Officer of Criticare Systems, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Criticare Systems, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


     Date:  October 15,  2002

                                                /s/ Emil H. Soika
                                                -------------------------------
                                                Emil  H.  Soika
                                                President  and
                                                Chief  Executive  Officer

                                 CERTIFICATIONS
                                 --------------


I, Michael J. Sallmann, Vice President - Finance and Secretary of Criticare Systems, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Criticare Systems, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


     Date:  October 15,  2002

                                                /s/ Michael J. Sallmann
                                                -------------------------------
                                                Michael  J.  Sallmann
                                                Vice  President  -  Finance
                                                and  Secretary

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Criticare Systems, Inc.:

The audits referred to in our report dated August 19, 2002 relating to the consolidated financial statements of Criticare Systems, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in Item 14. This financial statement Schedule II is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.



/s/  BDO  Seidman,  LLP
Milwaukee,  Wisconsin
August  19,  2002

                                   SCHEDULE II

                             CRITICARE SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000



Column A                                    Column B      Column C     Column D     Column E
--------                                   -----------  ------------  -----------  ----------
                                            Balance at   Charged to                Balance at
                                            Beginning    Costs and                   End of
Description                                 of Period    Expenses      Deductions    Period
-----------                                -----------  ------------  -----------  ----------
YEAR ENDED JUNE 30, 2000:
Allowance for doubtful accounts . . . . .  $   375,000  $ 1,160,614   $   235,614  $1,300,000
Reserve for sales returns and allowances   $    60,000  $   554,101   $   554,101  $   60,000
Reserve for obsolete inventory. . . . . .  $   559,604  $    94,310   $   253,914  $  400,000
YEAR ENDED JUNE 30, 2001:
Allowance for doubtful accounts . . . . .  $ 1,300,000  $   685,873   $   985,873  $1,000,000
Reserve for sales returns and allowances   $    60,000  $         -   $         -  $   60,000
Reserve for obsolete inventory. . . . . .  $   400,000  $         -   $    75,000  $  325,000
YEAR ENDED JUNE 30, 2002:
Allowance for doubtful accounts . . . . .  $ 1,000,000  $  (183,046)  $   516,954  $  300,000
Reserve for sales returns and allowances   $    60,000  $    12,945   $         -  $   72,945
Reserve for obsolete inventory. . . . . .  $   325,000  $   676,284   $    55,284  $  946,000