Form 10-Q
period 2002-09-30
CRITICARE SYSTEMS INC /DE/
filed 2002-11-14
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    Form 10-Q

  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
 ---   EXCHANGE  ACT  OF  1934

       For  the  quarterly  period  ended  September  30,  2002
                                           --------------------

                                       OR

       TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
 ---   EXCHANGE  ACT  OF  1934

       For  the  transition  period  from             to
                                          -----------    ------------

                         Commission file number  0-16061
                                                 -------

                              CRITICARE SYSTEMS, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 39-1501563
         -----------------                       ----------------------
    (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)

   20925 Crossroads Circle, Suite 100, Waukesha, Wisconsin      53186
   --------------------------------------------------------------------
         (Address of principal executive offices)            (Zip Code)

Registrant's  telephone  number  including  area  code  (262) 798-8282
                                                        --------------

                                      N/A
             --------------------------------------------------------
             Former  name,  former  address  and  former fiscal year,
                           if changed since last report.

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

Number of shares outstanding of each class of the registrant's classes of common stock as of September 30, 2002: Class A Common Stock 11,204,024 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2002 AND JUNE 30, 2002

                                   (UNAUDITED)

                                                                              September 30, 2002  June 30, 2002
ASSETS                                                                        ------------------  -------------
CURRENT ASSETS:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .  $         4,066,578   $ 3,523,070
Accounts receivable, less allowance for doubtful accounts of $300,000 . . .            5,179,578     5,481,952
Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,544,221     2,304,689
Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              345,391       502,348
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,373,860     7,134,803
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              455,482       453,347
                                                                             --------------------  ------------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .           18,965,110    19,400,209

Property, plant and equipment - net . . . . . . . . . . . . . . . . . . . .            2,271,978     5,983,060
License rights and patents - net. . . . . . . . . . . . . . . . . . . . . .               89,237        90,987
                                                                             --------------------  ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        21,326,325   $25,474,256
                                                                             ====================  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         2,426,183   $ 2,331,496
Accrued liabilities:
 Compensation and commissions . . . . . . . . . . . . . . . . . . . . . . .              764,103       770,578
 Product warranties . . . . . . . . . . . . . . . . . . . . . . . . . . . .              253,000       248,725
 Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              614,405       490,922
Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . .                    -        93,589
                                                                             --------------------  ------------
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .            4,057,691     3,935,310

LONG-TERM DEBT, less current maturities . . . . . . . . . . . . . . . . . .                    -     3,103,536

OTHER LONG-TERM OBLIGATIONS . . . . . . . . . . . . . . . . . . . . . . . .               44,792        48,344

STOCKHOLDERS' EQUITY:
Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    -             -
Common stock - $.04 par value, 15,000,000 shares authorized,
 11,204,024, and 11,199,524  shares issued and outstanding, respectively. .              448,161       447,981
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . .           23,358,274    23,350,124
Common stock held in treasury (135,101 and 100,890 shares, respectively). .             (428,762)     (309,059)
Subscriptions receivable. . . . . . . . . . . . . . . . . . . . . . . . . .             (225,000)     (225,000)
Retained earnings (accumulated deficit) . . . . . . . . . . . . . . . . . .           (7,479,152)   (7,187,501)
Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . . .                6,100         5,832
Unrealized gain on investments. . . . . . . . . . . . . . . . . . . . . . .            1,544,221     2,304,689
                                                                             --------------------  ------------
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .           17,223,842    18,387,066
                                                                             --------------------  ------------
TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        21,326,325   $25,474,256
                                                                             ====================  ============

See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                           2002          2001
                                       ------------  ------------
NET SALES . . . . . . . . . . . . . .  $ 6,304,347   $ 5,489,137
COST OF GOODS SOLD. . . . . . . . . .    3,907,000     3,677,701
                                       ------------  ------------
GROSS PROFIT. . . . . . . . . . . . .    2,397,347     1,811,436

OPERATING EXPENSES:
Marketing . . . . . . . . . . . . . .    1,326,960     1,600,355
Research, development and engineering      628,940       587,083
Administrative. . . . . . . . . . . .      957,229       660,778
                                       ------------  ------------
Total . . . . . . . . . . . . . . . .    2,913,129     2,848,216

LOSS FROM OPERATIONS. . . . . . . . .     (515,782)   (1,036,780)

OTHER INCOME (EXPENSE):
Interest expense. . . . . . . . . . .      (91,533)      (62,676)
Interest income . . . . . . . . . . .       15,865        33,044
Other income. . . . . . . . . . . . .      299,799         4,577
                                       ------------  ------------
Total . . . . . . . . . . . . . . . .      224,131       (25,055)

LOSS BEFORE INCOME TAXES. . . . . . .     (291,651)   (1,061,835)
INCOME TAX PROVISION. . . . . . . . .            -             -
                                       ------------  ------------
NET LOSS. . . . . . . . . . . . . . .  $  (291,651)  $(1,061,835)
                                       ============  ============

NET LOSS PER COMMON SHARE:
Basic . . . . . . . . . . . . . . . .  $     (0.03)  $     (0.10)
Diluted . . . . . . . . . . . . . . .  $     (0.03)  $     (0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic . . . . . . . . . . . . . . . .   11,072,682    10,733,029
Diluted . . . . . . . . . . . . . . .   11,072,682    10,733,029

See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   (UNAUDITED)

                                                          2002          2001
                                                      ------------  ------------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . .  $  (291,651)  $(1,061,835)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . .      228,655       246,045
   Amortization. . . . . . . . . . . . . . . . . . .        1,750         1,751
   Provision for doubtful accounts . . . . . . . . .            -        75,000
   Provision for obsolete inventory. . . . . . . . .      364,000             -
   Gain on sale of Immtech stock . . . . . . . . . .     (241,746)            -
   Gain on sale of building. . . . . . . . . . . . .      (41,208)            -
   Changes in assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . .      302,374       799,112
     Other receivables . . . . . . . . . . . . . . .      156,957         1,337
     Inventories . . . . . . . . . . . . . . . . . .     (568,513)     (660,432)
     Prepaid expenses. . . . . . . . . . . . . . . .       (2,135)       47,408
     Accounts payable. . . . . . . . . . . . . . . .       94,687      (946,993)
     Accrued liabilities . . . . . . . . . . . . . .      117,731      (279,871)
                                                      ------------  ------------
Net cash provided by (used in) operating activities.      120,901    (1,778,478)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net. . .     (306,073)      (90,526)
Proceeds from sale of Immtech stock. . . . . . . . .      241,746             -
Proceeds from sale of building . . . . . . . . . . .    3,795,164             -
                                                      ------------  ------------
Net cash provided by (used in) investing activities.    3,730,837       (90,526)

FINANCING ACTIVITIES:
Retirement of long-term debt . . . . . . . . . . . .   (3,197,125)      (20,575)
Repurchase of Company common stock . . . . . . . . .     (121,359)            -
Proceeds from issuance of common stock . . . . . . .        9,986         5,171
                                                      ------------  ------------
Net cash (used in) financing activities. . . . . . .   (3,308,498)      (15,404)

EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . . . . .          268             -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      543,508    (1,884,408)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR . . . .    3,523,070     3,362,104
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR . . . . . . .  $ 4,066,578   $ 1,477,696
                                                      ============  ============


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


2.  INVENTORY  VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at September 30, 2002 and June 30, 2002, respectively:


                                    September 30, 2002  June 30, 2002
                                    ------------------  -------------
     Component parts . . . . . . . .  $    3,508,213     $3,549,397
     Work in process . . . . . . . .         588,243        499,950
     Finished units. . . . . . . . .       4,587,404      4,031,456
                                      --------------     ----------
     Total inventories . . . . . . .       8,683,860      8,080,803
     Less:  reserve for obsolescence       1,310,000        946,000
                                      --------------     ----------
     Net inventory . . . . . . . . .  $    7,373,860     $7,134,803


3.  INVESTMENTS

In July and August of 2002 the Company sold a total of 50,000 shares of its Immtech International, Inc. ("Immtech") common stock and realized a gain of $241,746. The Company held 406,374 shares of Immtech stock, which was trading at $3.80 per share, on September 30, 2002. The market value of these shares could change substantially due to overall market risk.

4.  PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  consist  of  the  following:


                                          September 30, 2002   June 30, 2002
                                          ------------------   -------------
     Land and building. . . . . . . . . .  $            -       $ 4,525,000
     Machinery and equipment. . . . . . .       2,066,005         2,007,322
     Furniture and fixtures . . . . . . .         827,046           809,277
     Construction in progress . . . . . .               -           116,798
     Leasehold improvements . . . . . . .         202,984                 -
     Demonstration and loaner monitors. .       1,582,222         1,616,766
     Production tooling . . . . . . . . .       3,463,156         3,425,117
                                           --------------       -----------
     Property, plant and equipment - cost       8,141,413        12,500,280
     Less:  accumulated depreciation. . .       5,869,436         6,517,220
                                           --------------       -----------
     Property, plant and equipment - net.  $    2,271,977       $ 5,983,060



On August 30, 2002, the Company sold its building in Waukesha, Wisconsin and leased back approximately 62% of the building's square footage. The building was sold for $4,000,000 and a gain of $41,208 was realized on the sale after the payment of commissions and fees and the funding of $105,396 in capitalized build out costs needed to split the building into two leasable spaces. The proceeds from the sale were used to retire the $3,182,160 of debt on the Company's balance sheet at August 30, 2002 and increased the Company's cash position by approximately $500,000.


5.  CONTINGENCIES

On August 6, 2002, in part due to the new regulations imposed under the Sarbanes-Oxley Act, the Company initiated an internal review of its import and export procedures. On August 28, 2002, senior management of the Company became aware of actions that may have violated United States import/export laws and regulations. Senior management of the Company immediately authorized an internal audit of these possible violations, focusing on the sale of medical equipment directly or indirectly into an embargoed country and possible marking issues. The factual investigation pursuant to the internal audit is substantially complete and no additional compliance issues have arisen as a result of the factual investigation. A report setting forth the findings from the internal audit is being completed. The import and export rules applicable to all United States companies engaged in international business transactions contain compliance guidelines. Violations may result in civil or criminal penalties, or both, as well as the potential loss of export privileges. The Company has taken action to adopt and implement a written compliance program with respect to applicable import/export rules. The Company has also undertaken a voluntary disclosure with the Bureau of Industry and Security ("BIS") and the Treasury's Office of Foreign Asset Control ("OFAC"). Although there is no assurance, based upon a review of the internal audit to date and precedents, the Company believes a negotiated settlement of any violations will not have a material adverse effect on the operations of the Company. At this time, the Company cannot determine whether any monetary fines would have a material adverse effect on its financial condition. The Company does not believe that the evidence supports the denial of export privileges; however, any such penalty would have a material adverse effect on the Company's business. The Company further believes that the voluntary disclosure to the BIS, OFAC and, possibly, other agencies will serve to mitigate any potential adverse consequences that otherwise might accrue.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                 Three Months Ended September 30, 2002 and 2001

RESULTS  OF  OPERATIONS
-----------------------

Net sales for the three months ended September 30, 2002 increased 14.9% from the same period in the prior year. The higher sales were driven by a 14.3% increase in the number of units sold and a 6.8% increase in the average sales price per unit for the same three month period in the prior year. The higher average per unit sales price in the current period was mainly mix driven, as sales of the Company's higher priced 8100 vital signs monitors and Vitalview central stations increased 33.6% over the same period in the prior year. Sales were down significantly in the prior year due mainly to the events of September 11th which adversely affected sales in September 2001 and basically eliminated sales from one of the Company's largest domestic trade shows that opened on September 12, 2001. This trade show was held in October in the current fiscal year and is expected to contribute to strong sales in the Company's fiscal second quarter ending December 31, 2002. See "Forward-Looking Statements."

The gross profit percentage of 38.0% for the three months ended September 30, 2002 was five percentage points higher than the same period in the prior year. The higher sales volume in the current period resulted in a better utilization of fixed manufacturing costs and improved margins approximately three percentage points. In addition, due to the outsourcing of the majority of the Company's products, approximately $140,000 of fixed costs that had previously been classified as manufacturing expenses were more appropriately included in administrative expenses in the current period ended September 30, 2002 and improved margins.

Operating expenses for the three months ended September 30, 2002 increased only 2.3%, or $64,913, from the same period in the prior year, despite the reclassification in the current period of approximately $140,000 of fixed costs to administrative expenses discussed above. In addition, the Company's legal and consulting expenses in the current period were almost $141,000 higher than the prior year due mostly to the internal review being conducted by the Company of its import and export procedures. The $296,451 increase in administrative expenses in the current period was almost entirely offset by a $273,395 reduction in marketing expenses from the same period in the prior year, driven mainly by lower expenses in international marketing and customer service.

Other income for the three months ended September 30, 2002 increased $249,186 from the same period in the prior year. The recognition of a $241,746 gain on the sale of 50,000 shares of the Company's Immtech International, Inc. stock and a $41,208 gain on the sale of the Company's building were the main contributors to the higher other income recognition. These gains were partially offset by a $28,857 increase in interest expense in the current period, as two months of interest expense on the Company's mortgage on the facility and the prepayment penalty on the early retirement of the debt during the three months ended September 30, 2002 were greater than three months of interest expense incurred on the mortgage during the three months ended September 30, 2001.

The higher sales for the three months ended September 30, 2002, combined with the improved gross profit performance and an increase in other income more than offset the slightly higher operating expenses, resulting in a $291,651 loss that was significantly lower than the $1,061,835 loss recognized for the same period in the prior year.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

The Company has strengthened its balance sheet significantly at September 30, 2002 when compared to September 30, 2001. The Company has increased its cash balance by more than $2.5 million over the last twelve months to $4,066,578 at September 30, 2002 from $1,477,696 at September 30, 2001. In addition, the Company's balance sheet at September 30, 2002 is now debt free due to the sale of the Company's building on August 30, 2002. The Company sold its building in Waukesha, Wisconsin, leased back approximately 62% of the its square footage, and used the proceeds from the sale to retire $3,182,160 of debt on the balance sheet on the date of sale. The building was sold for $4,000,000 and a gain of $41,208 was realized on the sale after the payment of commissions and fees and the funding of $105,396 in capitalized build out costs needed to split the building into two leasable spaces. This transaction also increased the Company's cash position by approximately $500,000 and was the main contributor to the Company's $543,508 increase in cash from its balance of $3,523,070 at June 30, 2002. In addition to strengthening the balance sheet, the reduction in square footage and the elimination of interest expense on the mortgage is expected to increase annual cash flows by almost $150,000 (see "Forward Looking Statements").

Other significant events impacting cash flows for the three months ended September 30, 2002 included the sale of 50,000 shares of its Immtech
International, Inc. stock in July and August of 2002 that resulted in the recognition of a realized gain of $241,746. The Company held 406,374 shares of Immtech stock after the sale of these shares, which was trading at $3.80 per share on September 30, 2002. Also, in accordance with the authorized buyback of up to 500,000 shares of the Company's common stock by the Board of Directors in the third quarter of fiscal 2002, the Company purchased 35,100 shares of stock at a cost of $121,359 in the first quarter of fiscal 2003. The Company has now acquired a total of 76,223 shares of its common stock under this approved stock buyback.

The Company believes all capital and liquidity requirements for the remainder of fiscal 2003 will be satisfied by cash generated from operations and its current cash balances. The Company's $4,000,000 line of credit expires in November 2002, but is expected to be extended with terms consistent with the current agreement. At September 30, 2002 there were no borrowings outstanding under this line of credit

FORWARD  LOOKING  STATEMENTS
----------------------------

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

CONTROLS  AND  PROCEDURES
-------------------------

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

     3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

     4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

     4.2 Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on April 18, 1997).

     10.1 Employment Agreement, dated as of May 18, 2000, between the Company and Joseph P. Lester.

(b)     Reports  on  Form  8-K:  None in the quarter ended September 30,  2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CRITICARE  SYSTEMS,  INC.
                                               (Registrant)

Date:  November  14,  2002               BY   /s/ Michael J. Sallmann
                                            ------------------------------------
                                            Michael  J.  Sallmann
                                            Vice  President  -  Finance
                                            (Chief  Accounting  Officer  and
                                            Duly  Authorized  Officer)

                                 CERTIFICATIONS
                                 --------------


I, Emil H. Soika, President and Chief Executive Officer of Criticare Systems, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Criticare Systems, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  November  14,  2002


                                             /s/ Emil H. Soika
                                       -----------------------------------------
                                       Emil  H.  Soika
                                       President  and  Chief  Executive  Officer

                                 CERTIFICATIONS
                                 --------------


I, Michael J. Sallmann, Vice President - Finance and Secretary of Criticare Systems, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Criticare Systems, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  November  14,  2002


                                             /s/ Michael J. Sallmann
                                       -----------------------------------------
                                       Michael  J.  Sallmann
                                       Vice President  -  Finance and Secretary