Form 10-Q
period 2002-12-31
CRITICARE SYSTEMS INC /DE/
filed 2003-02-11
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                    Form 10-Q

  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
-----  EXCHANGE  ACT  OF  1934
       For  the  quarterly  period  ended  December  31,  2002
                                           -------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934
       For  the  transition  period  from  ____________  to  ____________

                         Commission file number  0-16061
                                                --------

                             CRITICARE SYSTEMS, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                         39-1501563
                   --------                         ----------
        (State or other jurisdiction      (IRS Employer Identification No.)
      of incorporation or organization)

     20925 Crossroads Circle, Suite 100,  Waukesha, Wisconsin          53186
  -----------------------------------------------------------------------------
          (Address of principal executive offices)                   (Zip Code)

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

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).            Yes      No    X
                                                           ---       ---

Number of shares outstanding of each class of the registrant's classes of common stock as of December 31, 2002: Voting Common Stock 11,204,024 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2002 AND JUNE 30, 2002

                                   (UNAUDITED)


ASSETS                                                                      December 31, 2002  June  30, 2002
                                                                            -----------------  --------------
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .  $        4,203,567   $ 3,523,070
Accounts receivable, less allowance for doubtful accounts
   of $300,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,357,182     5,481,952
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             925,460     2,304,689
Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             404,562       502,348
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,570,524     7,134,803
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             331,267       453,347
                                                                            -------------------  ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          19,792,562    19,400,209

Property, plant and equipment - net. . . . . . . . . . . . . . . . . . . .           2,220,188     5,983,060

License rights and patents - net . . . . . . . . . . . . . . . . . . . . .              87,487        90,987
                                                                            -------------------  ------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       22,100,237   $25,474,256
                                                                            ===================  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        3,606,819   $ 2,331,496
Accrued liabilities:
    Compensation and commissions . . . . . . . . . . . . . . . . . . . . .             934,998       770,578
    Product warranties . . . . . . . . . . . . . . . . . . . . . . . . . .             325,000       248,725
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             403,549       490,922
Current maturities of long-term debt . . . . . . . . . . . . . . . . . . .                   -        93,589
                                                                            -------------------  ------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .           5,270,366     3,935,310

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . . .                   -     3,103,536

OTHER LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . . . .              41,241        48,344

STOCKHOLDERS' EQUITY:
Preferred stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -             -
Common stock - $.04 par value, 15,000,000 shares authorized,
    11,204,024 and 11,199,524 shares issued and outstanding, respectively.             448,161       447,981
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .          23,358,742    23,350,124
Common stock held in treasury (133,539 and 100,890 shares, respectively) .            (425,852)     (309,059)
Subscriptions receivable . . . . . . . . . . . . . . . . . . . . . . . . .            (225,000)     (225,000)
Retained earnings (accumulated deficit). . . . . . . . . . . . . . . . . .          (7,298,981)   (7,187,501)
Cumulative translation adjustment. . . . . . . . . . . . . . . . . . . . .               6,100         5,832
Unrealized gain on investments . . . . . . . . . . . . . . . . . . . . . .             925,460     2,304,689
                                                                            -------------------  ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .          16,788,630    18,387,066
                                                                            -------------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       22,100,237   $25,474,256
                                                                            ===================  ============


See notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                   (UNAUDITED)


                                                     2002          2001
                                                 ------------  ------------
NET SALES . . . . . . . . . . . . . . . . . . .  $15,353,953   $12,835,733

COST OF GOODS SOLD. . . . . . . . . . . . . . .    9,018,466     8,160,154
                                                 ------------  ------------

GROSS PROFIT. . . . . . . . . . . . . . . . . .    6,335,487     4,675,579

OPERATING EXPENSES:
Sales and marketing . . . . . . . . . . . . . .    3,341,298     3,103,433
Research, development and engineering . . . . .    1,385,655     1,167,701
Administrative. . . . . . . . . . . . . . . . .    2,088,761     1,243,596
                                                 ------------  ------------
Total . . . . . . . . . . . . . . . . . . . . .    6,815,714     5,514,730

LOSS FROM OPERATIONS. . . . . . . . . . . . . .     (480,227)     (839,151)

OTHER INCOME (EXPENSE):
Interest expense. . . . . . . . . . . . . . . .      (91,533)     (124,947)
Interest income . . . . . . . . . . . . . . . .       28,528        47,999
Other . . . . . . . . . . . . . . . . . . . . .      431,752        39,777
                                                 ------------  ------------
Total . . . . . . . . . . . . . . . . . . . . .      368,747       (37,171)

LOSS BEFORE INCOME TAXES. . . . . . . . . . . .     (111,480)     (876,322)

INCOME TAX PROVISION. . . . . . . . . . . . . .            -             -
                                                 ------------  ------------

NET LOSS. . . . . . . . . . . . . . . . . . . .  $  (111,480)  $  (876,322)
                                                 ============  ============

NET LOSS PER COMMON SHARE:
Basic . . . . . . . . . . . . . . . . . . . . .  $     (0.01)  $     (0.08)
Diluted . . . . . . . . . . . . . . . . . . . .  $     (0.01)  $     (0.08)

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic . . . . . . . . . . . . . . . . . . . . .   11,071,264    10,761,035
Diluted . . . . . . . . . . . . . . . . . . . .   11,071,264    10,761,035

See notes to consolidated financial statements.


                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                   (UNAUDITED)


                                                    2002          2001
                                                 -----------  ------------
NET SALES . . . . . . . . . . . . . . . . . . .  $ 9,049,606  $ 7,346,596

COST OF GOODS SOLD. . . . . . . . . . . . . . .    5,111,466    4,482,453
                                                 -----------  ------------

GROSS PROFIT. . . . . . . . . . . . . . . . . .    3,938,140    2,864,143

OPERATING EXPENSES:
Sales and marketing . . . . . . . . . . . . . .    2,014,338    1,503,078
Research, development and engineering . . . . .      756,715      580,618
Administrative. . . . . . . . . . . . . . . . .    1,131,531      582,818
                                                 -----------  ------------
Total . . . . . . . . . . . . . . . . . . . . .    3,902,584    2,666,514

INCOME FROM OPERATIONS. . . . . . . . . . . . .       35,556      197,629

OTHER INCOME (EXPENSE):
Interest expense. . . . . . . . . . . . . . . .            -      (62,271)
Interest income . . . . . . . . . . . . . . . .       12,662       14,954
Other . . . . . . . . . . . . . . . . . . . . .      131,953       35,201
                                                 -----------  ------------
Total . . . . . . . . . . . . . . . . . . . . .      144,615      (12,116)

INCOME BEFORE INCOME TAXES. . . . . . . . . . .      180,171      185,513

INCOME TAX PROVISION. . . . . . . . . . . . . .            -            -
                                                 -----------  ------------

NET INCOME. . . . . . . . . . . . . . . . . . .  $   180,171  $   185,513
                                                 ===========  ============

NET INCOME PER COMMON SHARE:
Basic . . . . . . . . . . . . . . . . . . . . .  $      0.02  $      0.02
Diluted . . . . . . . . . . . . . . . . . . . .  $      0.02  $      0.02

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic . . . . . . . . . . . . . . . . . . . . .   11,069,846   10,789,041
Diluted . . . . . . . . . . . . . . . . . . . .   11,382,915   11,499,734

See notes to consolidated financial statements.


                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                   (UNAUDITED)


                                                         2002          2001
                                                     ------------  ------------
OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . .  $  (111,480)  $  (876,322)
Adjustments to reconcile net loss to net cash
    used in operating activities:
         Depreciation . . . . . . . . . . . . . . .      453,725       389,675
         Amortization . . . . . . . . . . . . . . .        3,500         3,501
         Provision for doubtful accounts. . . . . .            -             -
         Provision for obsolete inventory . . . . .     (177,813)            -
         Gain on sale of Immtech stock. . . . . . .     (255,843)            -
         Gain on sale of building . . . . . . . . .      (41,208)            -
         Changes in assets and liabilities:
              Accounts receivable . . . . . . . . .     (875,230)    1,616,061
              Other receivables . . . . . . . . . .       97,786        15,341
              Inventories . . . . . . . . . . . . .     (145,120)      323,847
              Prepaid expenses. . . . . . . . . . .      122,080       129,867
              Accounts payable. . . . . . . . . . .    1,275,323    (1,361,629)
              Accrued liabilities . . . . . . . . .      146,219      (310,776)
                                                     ------------  ------------
Net cash provided by (used in) operating activities      491,939       (70,435)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net . .     (557,597)     (147,820)
Proceeds from sale of Immtech stock . . . . . . . .      255,843             -
Proceeds from sale of building. . . . . . . . . . .    3,795,164             -
                                                     ------------  ------------
Net cash provided by (used in) investing activities    3,493,410      (147,820)

FINANCING ACTIVITIES:
Retirement of long-term debt. . . . . . . . . . . .   (3,197,125)      (42,223)
Repurchase of Company common stock                      (121,359)            -
Proceeds from issuance of common stock. . . . . . .       13,364       355,532
                                                     ------------  ------------
Net cash (used in) provided by financing activities   (3,305,120)      313,309

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . .          268             -

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . .      680,497        95,054
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR. . . .    3,523,070     3,362,104
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR. . . . . . .  $ 4,203,567   $ 3,457,158
                                                     ============  ============


See notes to consolidated financial statements.

                             CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously filed Form 10-K. Certain amounts from the fiscal 2002 financial statements have been reclassified to conform to the fiscal 2003 presentation.


2.  INVENTORY  VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at December 31 and June 30, 2002, respectively:



                                 December 31, 2002   June 30, 2002
                                 ------------------  --------------
Component parts . . . . . . . .  $    3,205,548      $  3,549,397
Work in process . . . . . . . .         772,661           499,950
Finished units. . . . . . . . .       4,360,502         4,031,456
                                 --------------      ------------
Total inventories . . . . . . .       8,338,711         8,080,803
Less:  reserve for obsolescence         768,187           946,000
                                 --------------      ------------
Net inventory . . . . . . . . .  $    7,570,524      $  7,134,803



3.  INVESTMENTS

In October of 2002 the Company sold 4,000 shares of its Immtech International, Inc. ("Immtech") common stock and realized a gain of $14,097 and in July and August of 2002 the Company sold 50,000 shares of Immtech common stock and realized a gain of $241,746. The Company held 402,374 shares of Immtech stock, which was trading at $2.30 per share, on December 31, 2002. The market value of these shares could change substantially due to overall market risk.

4.  PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  consist  of  the  following:


                                      December 31, 2002   June 30, 2002
                                      -----------------   -------------
Land and building.. . . . . . . . .       $           -   $  4,525,000
Machinery and equipment. . . . . . .          2,194,290      2,007,322
Furniture and fixtures . . . . . . .            908,896        809,277
Construction in progress . . . . . .                  -        116,798
Leasehold improvements . . . . . . .            207,969              -
Demonstration and loaner monitors. .          1,282,040      1,616,766
Production tooling . . . . . . . . .          3,499,560      3,425,117
                                          -------------   ------------
Property, plant and equipment - cost          8,092,755     12,500,280
Less:  accumulated depreciation. . .          5,872,567      6,517,220
                                          -------------   ------------
Property, plant and equipment - net.       $  2,220,188   $  5,983,060



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

On August 6, 2002, in part due to the new regulations imposed under the Sarbanes-Oxley Act, the Company initiated an internal review of its import and export procedures. On August 28, 2002, senior management of the Company became aware of previous events that may have violated United States import/export laws and regulations. Senior management of the Company immediately authorized an internal audit of these possible violations, focusing on the sale of medical equipment directly or indirectly into an embargoed country and possible marking issues.

The factual investigation pursuant to the internal audit is complete, no additional compliance issues arose, and no material marking issues were identified as a result of the investigation.

Subsequently, the Company has taken action to adopt and implement a written compliance program with respect to applicable import/export rules. The Company has also undertaken a voluntary disclosure with the relevant government agencies and has filed its completed internal audit report and all requested documents. Although there is no assurance, based upon the results of the completed internal audit and precedents, the Company believes a negotiated settlement of any violations will not have a material adverse effect on the Company. In addition, the Company does not believe that the audit result supports the denial of export privileges; however, any such penalty would have a material adverse effect on the Company's business. The Company further believes that the voluntary disclosure, along with other internal actions taken, will serve to mitigate any potential adverse consequences that otherwise might accrue.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                   Six Months Ended December 31, 2002 and 2001

RESULTS  OF  OPERATIONS
-----------------------

Record net sales in the fiscal second quarter ended December 31, 2002 increased year-to-date sales for the six months ended December 31, 2002 over $2.5 million, or 19.6%, above the prior year period. The Company's domestic, international, OEM, and governmental sales all were higher than the prior year period, with OEM and domestic sales contributing most significantly to the sales increase. A 21.4% increase in the number of units shipped and a 7.5% increase in the average selling price per unit drove the higher year-to-date sales.

The gross profit percentage for the first six months of the current year of 41.3% improved almost five points from the 36.4% generated for the first six months of the prior year. The significantly higher sales in the current year resulted in a better utilization of fixed manufacturing costs and was the main contributor to the improved margins. In addition, due to the outsourcing of the majority of the Company's products, approximately $310,000 of fixed costs that had previously been classified as manufacturing expenses were more appropriately included in administrative expenses in the current year and improved margins.

Operating expenses for the six months ended December 31, 2002 were higher than the same period in the prior year by $1.3 million, with over $1.2 million of the increased spending occurring in the Company's second fiscal quarter ending December 31, 2002. The higher operating expenses in the quarter were mainly driven by one time type costs incurred, including $103,000 to launch the Company's new line of proprietary anesthesia monitoring products, significant legal and consulting fees related to the internal review conducted by the Company of its import and export procedures totaling approximately $285,000, and a final payment of $150,000 made to the Company's former CEO and founder to satisfy past severance obligation issues. Also contributing to the increase in operating expenses was the $310,000 reclassification of fixed manufacturing costs discussed above to administrative expense, higher trade show and related sales travel expenses to attend three large medical trade shows held during the quarter that increased spending $211,000 from the prior year, and a $188,000 increase in employee and dealer commissions driven by the strong fiscal second quarter sales. Operating expenses are expected to return closer to historical levels in future quarters as the internal review winds down and the costs to
support  the  newly  released  anesthesia  products  are  reduced.   See
"Forward-Looking  Statements."

Other income improved $405,918 for the six months ended December 31, 2002 from the same period in the prior year due mainly to the recognition of a $255,843 gain on the sale of 54,000 shares of the Company's Immtech International, Inc. stock, $100,000 in profits recognized on the successful completion of the Company's first medical equipment integration project in Romania, and a $41,208 gain on the sale of the Company's building.

The significantly higher sales, improved margins, and increase in other income for the six months ended December 31, 2002 more than offset the higher operating expenses, resulting in a net loss of $111,480 that was $764,842 better than the $876,322 net loss in the prior year period.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                  Three Months Ended December 31, 2002 and 2001

RESULTS  OF  OPERATIONS
-----------------------

Record quarterly net sales for the three months ended December 31, 2002 of $9,049,606 increased 23.2% from the same period in the prior year, driven by a 26.3% increase in the number of units shipped and a 7.9% increase in the average selling price per unit. Net sales of the Company's core 506DX and 8100 vital signs monitors were $1,203,577 higher in the current quarter. These higher sales, combined with a $357,800 increase in defibrillator sales and $162,226 of new sales from the Company's recently released anesthesia monitors drove the increase in sales to a quarterly record level for the three months ended December 31, 2002.

The gross profit percentage of 43.5% for the three months ended December 31, 2002 improved significantly from the 39.0% produced in the same period in the prior year and represented the strongest quarterly margin performance in three years. The record sales volume in the current period resulted in a better utilization of fixed manufacturing costs and was the main driver of the higher margins. In addition, due to the outsourcing of the majority of the Company's products, approximately $170,000 of fixed costs that had previously been classified as manufacturing expenses were more appropriately included in administrative expenses in the current period ended December 31, 2002 and improved margins when compared to the same period in the prior year.

Operating expenses for the three months ended December 31, 2002 increased $1,236,070 from the same period in the prior year and more than offset the favorable impact of higher sales and improved margins. The higher operating expenses were mainly driven by the one time type costs incurred and discussed above to launch the Company's new line of proprietary anesthesia monitoring products, significant legal and consulting fees related to the internal review conducted by the Company of its import and export procedures, and a final payment made to the Company's former CEO and founder to satisfy past severance obligation issues. Also contributing to the increase in operating expenses was the reclassification of fixed manufacturing costs discussed above to administrative expense, higher trade show and related sales travel expenses to attend three large medical trade shows held during the quarter, and an increase in employee and dealer commissions driven by the strong fiscal second quarter sales. Operating expenses are expected to return closer to historical levels in future quarters as the internal review winds down and the costs to support the
newly  released  anesthesia  products  are  reduced.   See  "Forward-Looking
Statements."

Other income improved $156,731 for the three months ended December 31, 2002 from the same period in the prior year due mainly to the successful completion of the Company's first medical equipment integration project in Romania in which the Company realized a $100,000 share of the profits from the transaction. In addition, the Company eliminated its interest expense in the current quarter due to the retirement of the Company's mortgage in its fiscal first quarter ending September 30, 2002, saving $62,271 in interest expense that was incurred in the prior year period.

The record sales, improved margins, and higher other income for the three months ended December 31, 2002 offset the majority of the increase in operating expenses incurred in the current period, resulting in net income of $180,171 that was basically level to the $185,513 of net income in the prior year period.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

Liquidity  and  Capital  Resources
----------------------------------

As of December 31, 2002, the Company had a cash balance of $4,203,567, an increase of $680,497 from its balance at June 30, 2002, and a long-term debt free balance sheet due to the sale of the Company's building in the current fiscal year. The Company sold its building in Waukesha, Wisconsin in August of 2002, leased back approximately 62% of its square footage, and used the proceeds from the sale to retire the long-term debt on the balance sheet. The sale of the building increased the Company's cash position by approximately $500,000 and was the main contributor to the increase in cash from its balance of $3,362,104 at June 30, 2002.

Other significant events impacting cash flows for the six months ended December 31, 2002 included the sale of 54,000 shares of the Company's Immtech International, Inc. stock that resulted in the recognition of a realized gain of $255,843. The Company held 402,374 shares of Immtech stock after the sale of these shares that was trading at $2.30 per share on December 31, 2002. Also, in accordance with the authorized buyback of up to 500,000 shares of the Company's common stock by the Board of Directors in the third quarter of fiscal 2002, the Company purchased 35,100 shares of common stock at a cost of $121,359 in the first quarter of fiscal 2003. No shares were purchased in the second fiscal quarter ended December 31, 2002. The Company has acquired a total of 76,223 shares of its common stock under this approved stock buyback.

The Company believes all capital and liquidity requirements for the remainder of fiscal 2003 will be satisfied by cash generated from operations and its current cash balances. No major capital equipment expenditures are expected in the last six months of the fiscal year ending June 30, 2003. The Company also has a $4,000,000 line of credit currently in place that expires in November 2003 that could be utilized, if necessary. At December 31, 2002, there were no borrowings outstanding under this line of credit.

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

CONTROLS  AND  PROCEDURES
-------------------------

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                           PART II - OTHER INFORMATION

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
          -----------------------------------------------------------

     The annual meeting of stockholders of the Company was held on December 6, 2002. The matters voted upon, including the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal  1:  Election of directors for a term ending at the 2005 annual meeting
of   stockholders.


                           For     Withheld
                        ---------  --------
Jeffrey T. Barnes. . .  9,440,751   628,937
N.C. Joseph Lai, Ph.D.  9,404,061   665,627



     The Company's other directors consist of Karsten Houm, Emil H. Soika and Stephen K. Tannenbaum (whose terms end at the 2003 annual meeting of stockholders) and Milton Datsopoulos and Higgins D. Bailey, Ed.D (whose terms end at the 2004 annual meeting of stockholders).

     Proposal 2: Approve and adopt proposed amendment to the Criticare Systems, Inc. 1992 Employee Stock Option Plan.

        For         Against        Abstain     Broker  Non-Votes
        ---         -------        -------     -----------------
     8,737,022     1,224,516       108,150               0


Proposal 3: Ratification of appointment of BDO Seidman, LLP as auditors of the Company.

        For         Against        Abstain     Broker  Non-Votes
        ---         -------        -------     -----------------
     9,997,871       28,900        42,917             0

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

     3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

     4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

     4.2 Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on April 18, 1997).

     10.1 Criticare Systems, Inc. 1992 Employee Stock Option Plan, as amended (incorporated by reference to the Proxy Statement for the 2002 Annual Meeting of Stockholders filed on October 28, 2002).


(b)     Reports  on  Form  8-K:  None  in  the  quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CRITICARE  SYSTEMS,  INC.
                                           (Registrant)

Date:  February  11,  2003                 BY   /s/  Michael J. Sallmann
                                           -------------------------------------
                                           Michael  J.  Sallmann
                                           Vice  President  -  Finance
                                           (Chief  Accounting  Officer  and
                                           Duly  Authorized  Officer)

                                 CERTIFICATIONS
                                 --------------


I, Emil H. Soika, President and Chief Executive Officer of Criticare Systems, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Criticare Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  February  6,  2003

                                                 /s/ Emil  H.  Soika
                                         --------------------------------------
                                         Emil  H.  Soika
                                         President and Chief Executive Officer

                                 CERTIFICATIONS
                                 --------------


I, Michael J. Sallmann, Vice President - Finance and Secretary of Criticare Systems, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Criticare Systems, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  February  11,  2003

                                              /s/ Michael  J.  Sallmann
                                         --------------------------------------
                                         Michael  J.  Sallmann
                                         Vice President - Finance and Secretary