Form 10-Q
period 2003-03-31
CRITICARE SYSTEMS INC /DE/
filed 2003-05-14
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    _________

                                    Form 10-Q

  X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
-----  EXCHANGE  ACT  OF  1934
       For  the  quarterly  period  ended  March  31,  2003
                                           ----------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For  the  transition  period  from  ____________  to  ____________

                         Commission file number  0-16061
                                                 -------

                             CRITICARE SYSTEMS, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                39-1501563
         -----------------                     -------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation  or  organization)

  20925 Crossroads Circle, Suite 100,  Waukesha, Wisconsin           53186
  ---------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

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


Number of shares outstanding of each class of the registrant's classes of common
stock  as of March 31, 2003:   Common Stock, $0.04 par value, 11,204,024 shares.

                             CRITICARE SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2003 AND JUNE 30, 2002

                                   (UNAUDITED)

                                                                            March 31,      June 30,
ASSETS                                                                        2003          2002
                                                                          ------------  ------------
CURRENT ASSETS:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $ 5,163,809   $ 3,523,070
Accounts receivable, less allowance for doubtful accounts
   of $300,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,424,820     5,481,952
Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -     2,304,689
Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .      291,199       502,348
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7,400,307     7,134,803
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .      332,368       453,347
                                                                          ------------  ------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .   18,612,503    19,400,209

Property, plant and equipment - net. . . . . . . . . . . . . . . . . . .    2,213,200     5,983,060

License rights and patents - net . . . . . . . . . . . . . . . . . . . .       85,736        90,987
                                                                          ------------  ------------

TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $20,911,439   $25,474,256
                                                                          ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,154,129   $ 2,331,496
Accrued liabilities:
    Compensation and commissions . . . . . . . . . . . . . . . . . . . .      800,492       770,578
    Product warranties . . . . . . . . . . . . . . . . . . . . . . . . .      327,692       248,725
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      264,792       490,922
Current maturities of long-term debt . . . . . . . . . . . . . . . . . .            -        93,589
                                                                          ------------  ------------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . .    4,547,105     3,935,310

LONG-TERM DEBT, less current maturities. . . . . . . . . . . . . . . . .            -     3,103,536

OTHER LONG-TERM OBLIGATIONS. . . . . . . . . . . . . . . . . . . . . . .       37,766        48,344

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized,
    no shares issued or outstanding. . . . . . . . . . . . . . . . . . .            -             -
Common stock - $.04 par value, 15,000,000 shares authorized,
    11,204,024 and 11,199,524 shares issued, respectively. . . . . . . .      448,161       447,981
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .   23,359,731    23,350,124
Common stock held in treasury (132,076 and 100,890 shares, respectively)     (423,127)     (309,059)
Subscriptions receivable . . . . . . . . . . . . . . . . . . . . . . . .     (225,000)     (225,000)
Retained earnings (accumulated deficit). . . . . . . . . . . . . . . . .   (6,839,297)   (7,187,501)
Cumulative translation adjustment. . . . . . . . . . . . . . . . . . . .        6,100         5,832
Unrealized gain on investments . . . . . . . . . . . . . . . . . . . . .            -     2,304,689
                                                                          ------------  ------------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .   16,326,568    18,387,066
                                                                          ------------  ------------
TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $20,911,439   $25,474,256
                                                                          ============  ============


See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                            2003          2002
                                        ------------  ------------
NET SALES. . . . . . . . . . . . . . .  $21,857,740   $19,238,364

COST OF GOODS SOLD . . . . . . . . . .   13,041,237    12,195,255
                                        ------------  ------------

GROSS PROFIT . . . . . . . . . . . . .    8,816,503     7,043,109

OPERATING EXPENSES:
Sales and marketing. . . . . . . . . .    4,875,229     4,105,055
Research, development and engineering.    2,078,572     1,737,343
Administrative . . . . . . . . . . . .    2,977,022     2,241,884
                                        ------------  ------------
  Total. . . . . . . . . . . . . . . .    9,930,823     8,084,282

LOSS FROM OPERATIONS . . . . . . . . .   (1,114,320)   (1,041,173)

OTHER INCOME (EXPENSE):
Interest expense . . . . . . . . . . .      (91,533)     (185,457)
Interest income. . . . . . . . . . . .       40,544        61,932
Other. . . . . . . . . . . . . . . . .    1,513,513        53,592
                                        ------------  ------------
  Total. . . . . . . . . . . . . . . .    1,462,524       (69,933)

INCOME (LOSS) BEFORE INCOME TAXES. . .      348,204    (1,111,106)

INCOME TAX PROVISION . . . . . . . . .            -             -
                                        ------------  ------------

NET INCOME (LOSS). . . . . . . . . . .  $   348,204   $(1,111,106)
                                        ============  ============

NET INCOME (LOSS) PER COMMON SHARE:
Basic. . . . . . . . . . . . . . . . .  $      0.03   $     (0.10)
Diluted. . . . . . . . . . . . . . . .  $      0.03   $     (0.10)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING:
Basic. . . . . . . . . . . . . . . . .   11,071,267    10,815,814
Diluted. . . . . . . . . . . . . . . .   11,423,100    10,815,814


See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                            2003          2002
                                        ------------  ------------
NET SALES. . . . . . . . . . . . . . .  $ 6,503,787   $ 6,402,631

COST OF GOODS SOLD . . . . . . . . . .    4,022,771     4,035,101
                                        ------------  ------------

GROSS PROFIT . . . . . . . . . . . . .    2,481,016     2,367,530

OPERATING EXPENSES:
Sales and marketing. . . . . . . . . .    1,533,931     1,001,622
Research, development and engineering.      692,917       569,642
Administrative . . . . . . . . . . . .      888,261       998,288
                                        ------------  ------------
  Total. . . . . . . . . . . . . . . .    3,115,109     2,569,552

LOSS FROM OPERATIONS . . . . . . . . .     (634,093)     (202,022)

OTHER INCOME (EXPENSE):
Interest expense . . . . . . . . . . .            -       (60,509)
Interest income. . . . . . . . . . . .       12,016        13,933
Other. . . . . . . . . . . . . . . . .    1,081,761        13,814
                                        ------------  ------------
  Total. . . . . . . . . . . . . . . .    1,093,777       (32,762)

INCOME (LOSS) BEFORE INCOME TAXES. . .      459,684      (234,784)

INCOME TAX PROVISION . . . . . . . . .            -             -
                                        ------------  ------------

NET INCOME (LOSS). . . . . . . . . . .  $   459,684   $  (234,784)
                                        ============  ============

NET INCOME (LOSS) PER COMMON SHARE:
Basic. . . . . . . . . . . . . . . . .  $      0.04   $     (0.02)
Diluted. . . . . . . . . . . . . . . .  $      0.04   $     (0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING:
Basic. . . . . . . . . . . . . . . . .   11,071,273    10,927,806
Diluted. . . . . . . . . . . . . . . .   11,370,087    10,927,806

See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                                             2003          2002
                                                         ------------  ------------
OPERATING ACTIVITIES:
Net income (loss) . . . . . . . . . . . . . . . . . . .  $   348,204   $(1,111,106)
Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
         Depreciation . . . . . . . . . . . . . . . . .      713,839       633,934
         Amortization . . . . . . . . . . . . . . . . .        5,251         5,251
         Provision for doubtful accounts. . . . . . . .            -      (386,000)
         Provision for obsolete inventory . . . . . . .      184,225       451,000
         Gain on sale of Immtech stock. . . . . . . . .   (1,290,252)            -
         Gain on sale of fixed assets . . . . . . . . .      (41,208)       (5,292)
         Changes in assets and liabilities:
              Accounts receivable . . . . . . . . . . .       57,132     1,106,615
              Other receivables . . . . . . . . . . . .      211,149        12,215
              Inventories . . . . . . . . . . . . . . .     (473,197)      390,567
              Prepaid expenses. . . . . . . . . . . . .      120,979       102,077
              Accounts payable. . . . . . . . . . . . .      822,633    (1,426,783)
              Accrued liabilities . . . . . . . . . . .     (127,827)     (473,349)
                                                         ------------  ------------
Net cash provided by (used in) operating activities . .      530,928      (700,871)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net . . . .     (674,757)     (194,453)
Proceeds from sale of Immtech stock . . . . . . . . . .    1,290,252             -
Proceeds from sale of building. . . . . . . . . . . . .    3,795,164             -
Proceeds from sale of fixed assets. . . . . . . . . . .            -         5,500
                                                         ------------  ------------
Net cash provided by (used in) investing activities . .    4,410,659      (188,953)

FINANCING ACTIVITIES:
Retirement of long-term debt. . . . . . . . . . . . . .   (3,197,125)      (64,945)
Repurchase of Company common stock. . . . . . . . . . .     (121,359)            -
Proceeds from issuance of common stock. . . . . . . . .       17,368       452,851
                                                         ------------  ------------
Net cash (used in) provided by financing activities . .   (3,301,116)      387,906

EFFECT OF EXCHANGE RATE CHANGES ON CASH . . . . . . . .          268             -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. .    1,640,739      (501,918)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD. . . . .    3,523,070     3,362,104
                                                         ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD. . . . . . . .  $ 5,163,809   $ 2,860,186
                                                         ============  ============



See  notes  to  consolidated  financial  statements.

                             CRITICARE SYSTEMS, INC.
              Condensed Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously filed Form 10-K. Certain amounts from the fiscal 2002 financial statements have been reclassified to conform to the 2003 presentation.


2.  INVENTORY  VALUATION

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 2003 and June 30, 2002, respectively:

                                 March 31, 2003   June 30, 2002
                                 ---------------  --------------
Component parts . . . . . . . .  $     2,818,491  $    3,549,397
Work in process . . . . . . . .          702,641         499,950
Finished units. . . . . . . . .        4,342,987       4,031,456
                                 ---------------  --------------
Total inventories . . . . . . .        7,864,119       8,080,803
Less:  reserve for obsolescence          463,812         946,000
                                 ---------------  --------------
Net inventory . . . . . . . . .  $     7,400,307  $    7,134,803

3.  INVESTMENTS

During fiscal 2003, the Company completely liquidated its position in its Immtech International, Inc. ("Immtech") common stock. The Company sold all 456,374 Immtech shares it held and realized the following gains in the first three quarters of fiscal 2003:

                                                   Shares              Realized
                                                    Sold                 Gain
                                                   ------              --------
1st quarter ended September 30, 2002 . . . . . .    50,000             $  241,746
2nd quarter ended December 31, 2002. . . . . . .     4,000                 14,096
3rd quarter ended March 31, 2003 . . . . . . . .   402,374              1,034,410
                                                   -------             ----------
       Total . . . . . . . . . . . . . . . . . .   456,374             $1,290,252

4.  PROPERTY,  PLANT  AND  EQUIPMENT

Property,  plant  and  equipment  consist  of  the  following:

                                      March 31, 2003   June 30, 2002
                                      ---------------  --------------
Land and building. . . . . . . . . .  $             -  $    4,525,000
Machinery and equipment. . . . . . .        2,213,520       2,007,322
Furniture and fixtures . . . . . . .          910,801         809,277
Construction in progress . . . . . .                -         116,798
Leasehold improvements . . . . . . .          212,229               -
Demonstration and loaner monitors. .        1,400,295       1,616,766
Production tooling . . . . . . . . .        3,574,889       3,425,117
                                      ---------------  --------------
Property, plant and equipment - cost        8,311,734      12,500,280
Less:  accumulated depreciation. . .        6,098,534       6,517,220
                                      ---------------  --------------
Property, plant and equipment - net.  $     2,213,200  $    5,983,060

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

6.  SUBSCRIPTIONS  RECEIVABLE

Subscriptions receivable represents common stock issued in May 2002 to two directors of the Company, Milton Datsopoulos and Karsten Houm, related to expiring stock options. The shares were issued and promissory notes payable in the amount of $112,500 were executed by each of the directors for the exercise price of the stock options. In February 2003 these two directors retired from the Board. After their retirement, the promissory notes were refinanced through the issuance of two new notes dated March 1, 2003. These notes are non-interest bearing and are due and payable on May 6, 2004. Each of the retired directors have pledged the shares issued as collateral for these loans.

7.  STOCK  OPTIONS

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". If the Company had elected to recognize compensation cost for the options granted for the nine months and three months ended March 31, 2003 and 2002, consistent with the method prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:


                                                       Nine  months  ended  March  31     Three  Months  ended  March  31
                                                       ------------------------------     -------------------------------
                                                          2003             2002                2003              2002
                                                          ----             ----                ----              ----
Net income (loss) - as reported . . . . . . . . . .     $348,204      $(1,111,106)            $459,684        $(234,784)
Net income (loss) - pro forma . . . . . . . . . . .     $208,178      $(1,209,484)            $413,009        $(267,577)

Basic net income (loss) per share - as reported . .        $0.03           $(0.10)               $0.04           $(0.02)
Basic net income (loss) per share - pro forma . . .        $0.02           $(0.11)               $0.04           $(0.02)

Diluted net income (loss) per share - as reported .        $0.03           $(0.10)               $0.04           $(0.02)
Diluted net income (loss) per share - pro forma . .        $0.02           $(0.11)               $0.04           $(0.02)


The fair value of stock options used to compute pro forma net income (loss) and net income (loss) per share is the estimated present value at the grant date using the Black-Scholes option-pricing model.

8.  GUARANTEE

Criticare Integration, Inc., a wholly owned U.S. subsidiary of Criticare Systems, Inc., was incorporated on April 8, 2003 to supply medical equipment and supplies to medical facilities in countries in the Black Sea Economic Zone (Albania, Armenia, Azerbaijan, Bulgaria, Georgia, Romania, and the Ukraine).
Criticare Systems, Inc. has set up a standby letter of credit for $300,000 on behalf of Criticare Integration that acts as a guarantee related to this new venture. The standby letter of credit serves as a guarantee for a $2,000,000 line of credit that has been extended by a large Austrian bank to fund this project. The standby letter of credit expires on November 15, 2003 and would only be called if the Austrian bank had significant collection problems with the project. No collection problems are anticipated as stringent credit policies are in place and the right to repossess the equipment is maintained.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                    Nine Months Ended March 31, 2003 and 2002

RESULTS  OF  OPERATIONS
-----------------------

Net sales of $21.9 million for the nine months ended March 31, 2003 were up 13.6% from the $19.2 million of net sales generated for the same period in the prior year. The Company's domestic, international, and OEM sales were all higher than the prior year period, with domestic and OEM sales contributing most significantly to the sales increase. A 16.8% increase in the number of units shipped and a 6.5% increase in the average selling price per unit, partially offset by a 12.0% decrease in accessory sales, drove the higher year-to-date sales.

The gross profit percentage for the first nine months of the current year of 40.3% improved almost four points from the 36.6% generated for the first nine months of the prior year. The higher sales in the current year resulted in a better utilization of fixed manufacturing costs and was the main contributor to the improved margins.

Operating expenses for the nine months ended March 31, 2003 were higher than the same period in the prior year by $1.8 million. Administrative expenses increased $735,138 due mainly to legal and consulting fees related to the internal review conducted by the Company of its import and export procedures that totaled approximately $421,000, and a final payment of $150,000 made to the Company's former CEO and founder to satisfy past severance obligation issues.
Research, development and engineering expenses were up $341,229 in the current year due mostly to a $319,000 increase in combined labor costs and project spending incurred to launch the Company's new line of proprietary anesthesia monitoring products. Sales and marketing expenses were $770,174 higher in the current year due mostly to a $386,000 reduction in the reserve for bad debts that was recorded in the prior year, driven by cash collections on an at risk receivable that had been specifically reserved for. In addition, a $275,000 increase in employee and dealer commissions and bonus driven by the higher sales, and a $97,000 increase in trade show spending to support the rollout of the Company's new anesthesia products contributed to the higher sales and marketing expenses in the current year.

Total other income in the current year of $1,462,524 more than offset the increase in operating expenses, resulting in a bottom line profit of $348,204 that was $1,459,310 better than the $1,111,106 net loss in the prior year. The other income consisted mainly of a $1,290,252 gain recognized on the sale of the Company's investment in Immtech International, Inc. Also contributing to the higher other income was $93,000 in profits recognized on a medical integration project in Romania and a $41,208 gain on the sale of the Company's building.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition
                   Three Months Ended March 31, 2003 and 2002

RESULTS  OF  OPERATIONS
-----------------------

Net sales for the three months ended March 31, 2003 of $6.5 million were up slightly from the $6.4 million for the same period in fiscal 2002. A 7.0% increase in the number of units shipped in the quarter and a 4.7% increase in the average selling price per unit more than offset a $391,582 reduction in accessory sales. Higher domestic and international sales in the quarter, combined with the Company's first shipment of Criticare products to Romania totaling $260,260, more than offset lower OEM and government sales.

The gross profit percentage for the three months ended March 31, 2003 of 38.1% was up from 37.0% for the same period in the prior year. The slightly improved margins in the current quarter was driven mainly by sales of the Company's recently introduced and higher margin anesthesia products.

Operating expenses for the three months ended March 31, 2003 were up $545,557 from the same period in the prior year due mainly to a $532,309 increase in sales and marketing expenses. As noted above, the prior year period included a $386,000 reduction in the reserve for bad debts and related bad debt expense, driven by cash collections on an at risk receivable that had been specifically reserved for. In addition, a $58,000 increase in employee and dealer commissions driven by the higher domestic sales and a $61,000 increase in trade show and related sales travel expenses also contributed to the higher sales and marketing expenses in the current period.

Other income improved $1,126,539 for the three months ended March 31, 2003 from the same period in the prior year, due mainly to a $1,034,410 gain on the sale of the last of the Company's shares of its investment in Immtech International, Inc. In addition, the Company incurred no interest expense in its current third quarter ended March 31, 2003 due to the retirement of its long-term debt in the first quarter of the current year, resulting in a $60,509 savings from the same period in the prior year.

The higher other income for the three months ended March 31, 2003 more than offset the increase in operating expenses, resulting in a bottom line profit of $459,684 that was $694,468 better than the $234,784 net loss from the fiscal third quarter of the prior year.

                             CRITICARE SYSTEMS, INC.
                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

As of March 31, 2003, the Company had a cash balance of $5,163,809, an increase of $1,640,739 from its balance at June 30, 2002, and a long-term debt free balance sheet due to the sale of the Company's building in the current fiscal year. The Company sold its building in Waukesha, Wisconsin in August of 2002, leased back approximately 62% of its square footage, and used the proceeds from the sale to retire the long-term debt on the balance sheet. The sale of the building increased the Company's cash position by approximately $500,000 and is expected to improve future cash flows by almost $150,000 annually, through the elimination of interest expense and excess square footage (see "Forward Looking Statements").

The other significant event favorably impacting cash flows for the nine months ended March 31, 2003 was the sale of all 456,374 shares of the Company's Immtech International, Inc. stock. The sale of these shares resulted in an increase in cash and a realized gain of $1,290,252 in the current year.

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations and its current cash balances. No major capital equipment expenditures are expected for the remainder of calendar year 2003. The Company also has a $4,000,000 line of credit currently in place that expires in November 2003 that could be utilized, if necessary. At March 31, 2003, there were no borrowings outstanding under this line of credit.

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

                           PART II - OTHER INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K.
          -------------------------------------

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

     3.2 By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

     4.1 Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

     4.2 Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on April 18, 1997).

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CRITICARE  SYSTEMS,  INC.
                                               (Registrant)

Date:  May  14,  2003                    BY   /s/  Michael  J.  Sallmann
                                            -----------------------------------
                                              Michael  J.  Sallmann
                                              Vice  President  -  Finance
                                              (Chief  Accounting  Officer  and
                                              Duly  Authorized  Officer)

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

          Date:  May  14,  2003


                                              /s/ Emil H. Soika
                                           -------------------------------------
                                           Emil  H.  Soika
                                           President and Chief Executive Officer

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

          Date:  May  14,  2003


                                            /s/ Michael J. Sallman
                                         ---------------------------------------
                                         Michael  J.  Sallmann
                                         Vice  President - Finance and Secretary