Form 10-K
period 2003-06-30
CRITICARE SYSTEMS INC /DE/
filed 2003-09-29
CIK 812121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2003

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to ______

Commission file number 0-16061

Criticare Systems, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-1501563

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20925 Crossroads Circle, Suite 100, Waukesha, Wisconsin	53186

(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 262-798-8282

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

NA	NA

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
Yes [ X ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [   ]    No [ X ]

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of December 31, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $28,387,817. Shares of voting common stock held as of December 31, 2002 by any person who was an executive officer or director of the registrant as of December 31, 2002 and any person who beneficially owned 10% or more of the outstanding voting common stock as of December 31, 2002 have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

On August 31, 2003, there were 11,072,846 shares of the registrant's $.04 par value voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of the Stockholders of the Registrant to be held November 14, 2003 are incorporated by reference into Part III of this report.

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

According to the guidance set by Statement of Financial Accounting Standards No. 131, the Company operates in one business segment in the healthcare environment. The chief operating decision maker does not utilize segmented financial statements in making decisions about resource allocation because the business activities that generate revenue do not have expenses specifically associated with them. Therefore, no segment data is disclosed in the notes to the financial statements in Item 8. However, the Company's customer base is differentiated by region (see note 11 in the notes to the financial statements in Item 8 for an analysis of sales by geographic area).

The Company was incorporated under the laws of the State of Delaware in October 1984.

Products

Criticare markets a broad range of vital signs and gas monitoring products designed to address the needs of a variety of end-users in different patient environments. Criticare's monitors display information graphically and numerically. Many of the Company’s new products, as well as those in development, focus on anesthesia related monitoring, as management believes this is a high growth area with relatively few competitors. All Criticare monitors incorporate adjustable visual and audible alarms to provide reliable patient-specific warnings of critical conditions, and most of the Company's monitors record up to 60 hours of trend data. Criticare monitors are available with printer capability to provide permanent records of patient data.

Poet™ Plus 8100 Vital Signs Monitors. The full-featured CSI 8100 Vital Signs Monitor provides maximum flexibility for hospital, transport and outpatient care settings. The unit's custom configurations include ECG, ComfortCuff™ noninvasive blood pressure, DOX™ digital oximetry, heart rate, temperature, respiration rate, and nurse call interface. Optional features include CO 2 and CO 2 /O 2 monitoring and an integrated printer. The 8100 is well suited for busy departments that require basic vital signs monitoring to conscious sedation.

Poet™ IQ 8500 and Poet™ IQ2 8500Q Anesthetic Gas Monitors. The Poet™ IQ 8500 gas monitor is used in conjunction with the Poet™ Plus 8100 vital signs monitor to provide a unique combination of leading edge vital signs technology and anesthesia gas monitoring in a compact, modular system. The Poet™ IQ2 8500Q gas monitor provides leading edge anesthesia gas monitoring in a compact stand alone monitor. The operating systems of both monitors consist of an integrated, solid state module based upon a proprietary infrared technology developed by Criticare. They automatically monitor up to five anesthetic agents plus nitrous oxide, oxygen, and carbon dioxide. The systems also utilize a unique, disposable water trap component that is also proprietary to the Company. These products were released in March 2003 and are being marketed as configurable systems for applications by original equipment manufacturers ("OEMs") and as Criticare branded products. The systems’ reliable performance, ease of use, flexible design, and affordable cost make them the ideal monitoring solutions for anesthesia applications in hospitals and surgical centers.

Model 503DX, 504+, and 504DX Pulse Oximeters. Criticare's complete line of pulse oximeters meets the needs of virtually all clinical environments, including: adult, pediatric and neonatal intensive care units, operating rooms, emergency rooms, nursing homes, physicians' offices and ambulances. The line is designed to provide accuracy and convenience at a competitive cost to the end-user.

Model 506DX and 507ELC Patient Monitors. The 506DX and 507ELC series of monitors are comprised of small, compact, portable, full-featured vital signs monitors configured to meet specific clinical needs. The 506DX combines oxygen saturation, noninvasive blood pressure and temperature and is ideal for spot checking or continuously monitoring patients’ vital signs. The 507ELC series combines ECG, oxygen saturation, noninvasive blood pressure, temperature, and respiration for a complete vital signs monitor for physician offices, clinics, and hospital applications.

VitalView™ Central Monitoring Station. The VitalView central station makes it possible for one nurse or technician to monitor numerous patients simultaneously. The VitalView can receive, display and store data from a wide variety of Criticare monitors and patient-borne multiple parameter telemetry devices for continuous, comprehensive vital signs monitoring.

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

WaterChek™/Chek-Mate Filter System. The Company's patented, disposable Water Chek system separates a patient's respiratory secretions from a breath sample before it enters the gas monitor(s) for analysis. The Company's proprietary, disposable Chek-Mate filter enhances the removal of moisture from the sample, while preventing cross-contamination. This system allows the monitor to operate effectively regardless of humidity or patient condition. The self-sealing feature also protects the healthcare provider from potential contamination.

Automatic External Defibrillator. In the fourth quarter of fiscal 2003 the Company entered into a distribution agreement with a manufacturer of automatic external defibrillators that will allow Criticare to sell their defibrillators in the markets in which Criticare has an established presence. This newly developed system is the only public access defibrillator designed for people exhibiting symptoms of cardiac arrest, making earlier intervention possible. The defibrillator will safely monitor the victim and advise whether a shock is necessary. After the person is successfully defibrillated, the electrodes can remain attached to continuously monitor the person during transport in the ambulance to the hospital. The agreement for the Company to distribute this new defibrillator replaces a distributor agreement previously set up with another manufacturer of defibrillators.

Marketing and Sales

Domestic Sales. At August 31, 2003, the Company's domestic sales force consisted of six employees and 91 independent dealers. The Company's sales force and independent dealers market the Company's products to many different types of medical facilities such as hospitals, surgery centers, nursing homes and physician offices. The Company sells its higher-end monitors (anesthetic agent monitors and Vital View Central Station) principally to hospitals whereas the vital signs and pulse oximeters are sold primarily in non-hospital settings.

In June 1999 the Company began to focus on selling to OEMs with the hiring of a senior manager to lead this effort. Modules and stand-alone monitors were developed and marketed for blood pressure, pulse oximetry, respiration rate, and anesthetic gases for specific OEM customers. OEM business has become a significant sales channel for the Company and is expected to be a primary driver of growth in future periods. An OEM customer, Alaris Medical Systems, Inc., is the Company’s largest customer and has generated 13.0%, 13.4%, and 12.2% of the Company’s total revenue in fiscal 2003, 2002, and 2001, respectively.

International Sales. One of the Company's principal marketing strategies has been to target international markets, particularly Europe, Latin America and the Pacific Rim countries. During fiscal 2003, Criticare sold its products, principally to hospitals, in over 95 countries through over 95 independent dealers.

In order to expand its business in China and Taiwan, in fiscal 2002 the Company changed its distributor in these countries. This distributor will now manufacture, sell, and service Criticare labeled product in China and Taiwan. Also in fiscal 2002, the Company entered into a distribution agreement with a Romanian company that will distribute Criticare labeled product in the Black Sea Economic Zone, including Romania, Bulgaria, Ukraine, Belarus, Greece, Turkey, Serbia, Croatia, Slovenia, Slovakia, and Hungary. The Company expects to increase its international sales by entering and servicing these high growth, developing markets.

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

In fiscal 2003, 41% of Criticare's net sales, or $11.6 million, was attributable to international sales, of which approximately 67% was from sales in Europe and the Middle East, 14% was from sales to Pacific Rim countries and 19% was from sales to Canada and Central and South America. In fiscal 2002 and 2001, 39% and 41%, respectively, of Criticare's net sales were attributable to international sales. Other than inventory and accounts receivable for the Company’s operation in India totaling approximately $1.5 million, there are no material identifiable assets of the Company located in foreign markets. The Company primarily sells its products in United States dollars and is therefore not subject to currency risks other than currency fluctuations from its operation in India; however, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less price competitive in those markets. In addition, significant devaluation of certain foreign currencies could adversely affect the collectibility of accounts receivable from international customers. The Company analyzes this risk before making shipments to countries it views as unstable.

Service, Support and Warranty. Criticare believes that customer service is a key element of its marketing program. At August 31, 2003, the Company had a customer service and technical support staff of 20 people at its Waukesha, Wisconsin facility. Customer service support is available 24 hours a day, seven days a week, with the majority of customers’ technical problems being resolved over the telephone. The customer service staff also provide periodic training and education of the direct sales force who in turn provide training to the dealers and end-users.

Criticare's monitors and sensors are warranted against defects for one year. If a problem develops with a Criticare product while under warranty, the Company typically provides a replacement unit until the product can be repaired at the Company's facility. The Company offers extended warranties and service contracts on all of its monitors.

Manufacturing

Historically, Criticare has manufactured and assembled its products internally, principally at the Company's facility in Waukesha, Wisconsin. Due mainly to pricing pressures on monitoring systems worldwide, in fiscal 2001 the Company entered into agreements with two offshore contract manufacturing firms located in Ireland and Taiwan, respectively, that exclusively manufacture medical devices in a regulated environment. The contract manufacturing firm in Taiwan also has manufacturing capabilities in China and a portion of Criticare’s production is being transitioned to China to continue to receive favorable pricing. The Company works closely with these two firms to maintain product quality and reliability. These two firms perform the same rigorous quality control testing at their facilities that Criticare had done in the past at its own facility. With the majority of the Company’s manufacturing outsourced as of the end of calendar 2001, Criticare concentrates on product enhancements and new product development, customer service, and increased involvement with its OEM customers. The Company anticipates that it will continue limited production of new products internally during the development phase and for a short period after commercial introduction until production can be effectively transitioned to offshore manufacturers.

Any inability of these offshore manufacturers to deliver products on a timely basis could have a material adverse effect on the Company. However, each of these manufacturers has the ability to produce the majority of the Company’s products, in addition to the dual manufacturing capabilities that the Taiwanese company has to produce product in both Taiwan and China. Therefore, the Company is not totally reliant on a single plant or single source to supply product. This factor, combined with the Company’s ability to continue to manufacture at its headquarters in Waukesha, Wisconsin, reduces the Company’s risk of supply interruption.

The Company has achieved certification under the International Organization for Standardization’s (ISO) standards 9001 and 9002. Each of the offshore contract manufacturing firms has achieved certification under ISO's standard 9001. See "Regulation."

Research, Development and Engineering

Criticare has focused its research, development and engineering expenditures on products designed to meet identified market demands. The Company seeks to apply its expertise in gas monitoring, vital signs monitoring, and related sensor technology to develop new products and adapt existing products for new markets. At August 31, 2003, the Company had an in-house research, development and engineering staff of 24 people. The Company's research, development and engineering expenditures were $2.7 million in fiscal 2003, $2.3 million in fiscal 2002 and $2.4 million in fiscal 2001.

Research and development efforts for the last three fiscal years has focused on the development and release of the 8500 series monitors which feature automatic identification and quantification of all five approved anesthetic agents and refinements to the 8100 product line that was released late in fiscal 2000.

Competition

The markets for the Company's products are highly competitive. Many of Criticare's competitors, including its principal competitors described below, have greater financial resources, more established brand identities and reputations, longer histories in the medical equipment industry and larger and more experienced sales forces than Criticare. In these respects, such companies have a competitive advantage over Criticare. The Company competes primarily on the basis of product features, the quality and value of its products (i.e. , their relative price compared to performance features provided) and the effectiveness of its sales and marketing efforts. The Company believes that its principal competitive advantages are provided by its focus on cost containment, provided in part by its outsourcing a large portion of its manufacturing, its patented and other proprietary technology and software for noninvasive, continuous monitoring of oxygen, anesthetic gases, carbon dioxide and noninvasive blood pressure, the efficiency and speed of its research and development efforts, and its established international presence.

The Company believes that the worldwide anesthetic agent and carbon dioxide monitor markets are comparatively fragmented, with Datex/Ohmeda (which is being acquired by General Electric) as the principal competitor. The Company's principal competitors in the domestic gas monitor market include Datex/Ohmeda and Andros. The market for vital signs monitors includes competitors such as General Electric, Philips, Siemens A.G., Datex/Ohmeda, Welch Allyn, and Spacelabs Medical, Inc. (which is being divested by Instrumentarium Oyj).

The Company believes that its principal competitors in Western Europe and the Pacific Rim countries are General Electric, Siemens A.G., Philips, and Datex/Ohmeda.

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

Patents and Trademarks

The Company believes one of its principal competitive advantages is provided by its patented and other proprietary technology including its sensor technology, infrared specific anesthetic gas monitoring technology, UltraSync signal processing software and disposable respiratory secretion filter system. The Company has 16 issued U.S. patents and three patent applications pending. The Company's U.S. patents expire between 2004 and 2019. Criticare also has two issued foreign patents and 12 foreign patent applications pending. There is no assurance that any patents held or secured by the Company will provide any protection or commercial or competitive benefit to the Company. There is also no assurance that the Company's products will not infringe upon patents held by others. The Company is the owner of United States trademark registrations for "POET", "MPT", "REMOTEVIEW", "MICROVIEW", “VITALVIEW”, “SCHOLAR”, and “WATERCHEK”.

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

Employees

At August 31, 2003 Criticare had 88 employees, including 24 in research, development and engineering, 20 in customer service, 14 in manufacturing and operations, 12 in administration, 13 in sales and marketing, and five in quality control. Criticare also utilizes four international country managers that work as independent contractors to support its international sales efforts.

Many of the Company's technical employees are highly skilled. The Company believes that its continued success depends in part on its ability to continue to attract qualified management, marketing and technical personnel. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Backlog

Criticare's backlog on June 30, 2003 and 2002 was $407,695 and $699,450 respectively. Criticare generally delivers its products out of inventory when specified by the customer. The Company does not believe that its backlog at any date is indicative of its future sales.

Item 2.  PROPERTIES.

In August 2002, the Company sold its 60,000 square foot building in Waukesha, Wisconsin for $4,000,000 and leased back approximately 37,000 square feet of this building to serve as the Company’s headquarters, warehouse, manufacturing, research and development and service facility. The proceeds from the sale were used to retire the mortgage note on the facility. The lease expires on August 30, 2007, with an option for the Company to extend for an additional three years, with rent totaling $22,423 per month for the first year of the lease and annual increases approximating 3% in years two, three and five of the lease.

Item 3.  LEGAL PROCEEDINGS.

In the normal course of business Criticare may be involved in various legal proceedings from time to time. Criticare does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on Criticare.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the Nasdaq National Market (Symbol CXIM). As of June 30, 2003, there were approximately 231 holders of record of the common stock. The Company has never paid dividends on its common stock and has no plans to pay cash dividends in the foreseeable future. The Company’s credit agreement prohibits any redemption of shares of common stock or any distribution or dividend to the Company’s stockholders.

Year Ended June 30,
	2003		2002

Quarter Ended:	High	Low	High	Low

September 30	$3.99	$2.48	$4.68	$3.30
December 31	$3.62	$2.41	$5.23	$4.00
March 31	$3.77	$2.41	$4.70	$3.50
June 30	$3.15	$2.24	$5.81	$4.00

Item 6.  SELECTED FINANCIAL DATA.

The following table sets forth selected financial data with respect to the Company for each of the periods indicated, which should be read along with our consolidated financial statements and the notes to those statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,

	2003	2002	2001	2000	1999

Net sales	$28,562,943	$26,219,618	$27,736,304	$27,154,236	$28,512,507
Net loss	(938,596)	(1,425,181)	(178,232)	(186,388)	(4,388,171)
Net loss per common share-- basic and diluted	$(0.08)	$(0.13)	$(0.02)	$(0.02)	$(0.51)
Average shares outstanding-- basic and diluted	11,071,735	10,876,818	10,171,394	8,694,918	8,581,863
Stockholders' equity	$15,034,208	$18,387,067	$21,005,816	$18,798,952	$12,711,709
Long-term obligations	38,662	3,151,879	3,270,131	3,552,474	4,014,356
Working capital	12,895,476	15,464,899	17,995,488	16,257,780	10,340,014
Total assets	18,762,327	25,474,256	29,871,854	27,210,867	24,041,987

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations expressed as percentages of net sales.

	Percentage of Net Sales Years Ended June 30, _______________________________
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.5	62.8	59.4
Gross profit	36.5	37.2	40.6
Operating expenses:
Sales and marketing	22.3	21.5	23.0
Research, development and engineering	9.6	8.9	8.8
Administrative	13.4	11.4	9.1
Total	45.3	41.8	40.9

Loss from operations	(8.8)	(4.6)	(0.3)

Interest expense	(0.3)	(0.9)	(0.9)
Interest income	0.2	0.3	0.5
Foreign currency exchange gain (loss)	0.3	(0.5)	--
Gain on sale of stock	4.5	--	--
Other income	0.9	0.3	--

Loss before income taxes	(3.2)	(5.4)	(0.7)
Income tax provision	--	--	--
Net loss	(3.2)%	(5.4)%	(0.7)%

Fiscal Year Ended June 30, 2003 Compared to June 30, 2002

Net sales of $28.6 million for the fiscal year ended June 30, 2003 were up 8.9% from the $26.2 million of sales generated in fiscal 2002. A 12.5% increase in international sales and a 6.6% increase in domestic sales drove revenue higher in the current fiscal year. An 8.8% increase in the number of units shipped and an 8.5% increase in the average selling price per unit, partially offset by a 14.2% decrease in accessory sales, contributed to the higher revenue between years. OEM sales in fiscal 2003 increased for the fourth consecutive year to $5,457,000 and represented 19.1% of total sales, compared to $5,103,000 in fiscal 2002.

The gross profit percentage of 36.5% realized in fiscal 2003 decreased from the 37.2% generated in the prior year. The main contributor to the lower margins was $1,752,000 of charges to cost of goods sold to increase the obsolescence reserve for inventory associated with discontinued products that was disposed of in the current year and for potential obsolete inventory that was still in stock at fiscal year-end. These charges represented 6.1% of net sales in fiscal 2003 and more than offset the favorable impact from higher sales that resulted in a better utilization of fixed manufacturing costs when compared to the prior fiscal year.

The majority of the charges to cost of goods sold ($1,122,000) to increase the obsolescence reserve was recorded in the Company’s fiscal fourth quarter ended June 30, 2003. In the fourth quarter the Company received revised forecasts from two key business partners that significantly reduced the expected demand for two products for which the Company maintained large inventories of component parts. The Company also released its new line of anesthesia monitoring products in its fiscal fourth quarter, increasing the risk of obsolescence of component parts maintained for its old line of anesthesia monitoring products. Mainly due to these two events that arose in the fourth quarter, the Company increased its reserve for obsolete inventory to $1.4 million from its $464,000 balance at the end of the fiscal third quarter ended March 31, 2003. This increase in the obsolescence reserve in the fourth quarter reduced gross margins to 24.1% and increased the loss for the fourth quarter to $1,286,799.

Total operating expenses in fiscal 2003 were almost $2.0 million higher than the prior year and more than offset the favorable impact of higher sales in the current year. Administrative expenses increased $839,248 due mainly to legal and consulting fees related to the internal review conducted by the Company of its import and export procedures that totaled approximately $495,000. Also contributing to higher administrative expenses in 2003 were a final settlement of $150,000 made to the Company’s former CEO and founder to satisfy past severance obligation issues and $105,000 of increased spending on business and health insurance, utilities, and investor related expenses.

Sales and marketing expenses were $744,549 higher in fiscal 2003 than the prior year due mostly to a $330,000 increase in employee and dealer commissions driven by the higher sales and an increase in bad debt expense of $221,000 between years. In fiscal 2002, recoveries of bad debts expensed in prior years more than offset additional provisions expensed, resulting in a credit of bad debt expense of $183,000 compared to $38,000 of bad debt expense recognized in fiscal 2003. In addition, a $139,000 increase in combined trade show, travel, and advertising spending to support the rollout of the Company’s new anesthesia products contributed to the higher sales and marketing expenses in the current year.

Research, development, and engineering expenses were up $397,181 in the current year over the prior year due mostly to a $360,000 increase in combined labor, employee benefits, and project spending costs incurred to launch the Company’s new line of proprietary anesthesia monitoring products.

Total other income was almost $1.8 million higher in fiscal 2003 than the prior year which offset the majority of the increase in operating expenses, resulting in a bottom line net loss of $938,596 that was almost $500,000 lower than the $1,425,181 net loss in the prior year. The other income consisted mainly of a $1,290,252 gain recognized on the sale of the Company’s investment in Immtech International, Inc., $93,000 in profit recognized on a medical integration project in Romania, and a $41,208 gain on the sale of the Company’s building. In addition, the Company realized an $82,403 foreign currency exchange gain in the current year related to the Company’s operation in India compared to a $119,188 foreign currency exchange loss recognized in the prior year. The Company retired its long-term bank debt in August 2002 by using the proceeds from the sale of the Company’s facility. This bank debt retirement caused a reduction in interest expense of $154,674 over the prior year and, consequently, contributed to higher other income in the current year over the prior year.

Fiscal Year Ended June 30, 2002 Compared to June 30, 2001

Net sales of $26.2 million for the fiscal year ended June 30, 2002 were down 5.5% from $27.7 million in fiscal 2001. A 5.0% reduction in the number of units shipped and a 3.9% decrease in the average selling price per unit were the main contributors to the sales decline between years. A 2.0% increase in accessory sales in fiscal 2002 partially offset the reduced sales volume and lower average selling prices on the Company's monitors and related equipment.

International sales in fiscal 2002 to Criticare’s distributors in the United Kingdom (U.K.) and China decreased 36.3% from the prior year and contributed over $1.1 million to the Company’s sales decrease between years. Significant cutbacks in health care spending in the U.K., where only critically important capital expenditures were being made, negatively impacted the Company’s sales to its distributor in the U.K. in fiscal 2002. The transition to a new distributor in China in fiscal 2002 resulted in reduced sales in fiscal 2002 as this change was implemented.

Domestic sales in fiscal 2002 were down $499,552 from the prior year, but this was partially offset by higher sales to domestic OEM customers that were up $182,186 in fiscal 2002. The decrease in domestic sales can be attributed to the poor U.S. economy in fiscal 2002 and the events of September 11th, which basically eliminated sales from one of the Company’s largest domestic trade shows that was held that week. OEM sales in fiscal 2002 increased for the third consecutive year and represented 19.5% of total company sales in fiscal 2002, consistent with the Company’s strategy to increase this segment of its business.

The gross profit percentage of 37.2% realized in fiscal 2002 was down from 40.6% in fiscal 2001. Higher manufacturing costs in the first six months of fiscal 2002 to support the Company’s efforts to transition its manufacturing offshore by the end of calendar year 2001 and the lower sales volume between years resulted in an under-utilization of fixed manufacturing costs which contributed to reduced margins in fiscal 2002. Due to the outsourcing of the majority of the Company’s products, approximately $509,000   of fixed costs that had previously been classified as manufacturing expenses were included in administrative expenses in fiscal 2002. The favorable impact of this change on margins was offset by a $621,000 increase in the reserve for obsolete inventory that was deemed necessary due to continued high levels of component parts being maintained by the Company after outsourcing the majority of its manufacturing.

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

In addition to the lower sales and reduction in gross profit in fiscal 2002, a $120,526 increase in other expenses in fiscal 2002, due mostly to the recognition of a $119,188 foreign currency exchange loss related to the Company’s operation in India, contributed to the $1,425,181 loss generated in fiscal 2002.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, sales returns, inventories, and warranty obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company believes the following accounting policies require its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

Revenues and the costs of products sold are recognized as the related products are shipped or installed, if there are significant installation costs. This revenue recognition policy is utilized for shipment of product to customers including both distributors and end-users.

Revenues for integration contracts where Criticare Integration acts as an intermediary to supply medical equipment and supplies to medical facilities in countries in the Black Sea Economic Zone are recognized on a net basis for services rendered upon completion of the transaction giving rise to the service. Since the activity for these integration services was not material in fiscal 2003, they are included in the accompanying statements of operations as other income.

Estimating Allowances for Doubtful Accounts and Sales Returns

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management analyzes specific accounts receivable as well as historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, foreign currency movements, and changes in its customer payment terms when evaluating the allowance for doubtful accounts. If the financial condition of any of the Company’s customers were to deteriorate, resulting in impairment of their ability to make payments, additional allowances may be required.

The Company also maintains a sales returns reserve in order to estimate potential future product returns related to current period revenue. Management analyzes historical returns, current economic trends, changes in customer demand, and acceptances of the Company’s products when evaluating the adequacy of the sales returns reserve. Significant management judgments and estimates must be made and used in connection with establishing the sales returns reserve in any accounting period. Material differences may result in the timing of the Company’s revenue if management made different judgments or utilized different estimates.

Valuation of Inventories

Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method. The Company maintains a reserve for obsolete inventory that it utilizes to write down inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of the inventory and the estimated market value. The Company determines the adequacy of the obsolescence reserve by considering historical annual usage of component parts and finished goods as well as assumptions about market conditions and forecasted demand. When items are physically disposed of the amounts are written off against the reserve. If future product demand is lower than expected or if market conditions are less favorable than those projected by the Company, additional charges to increase the obsolescence reserve may be required.

During fiscal 2003, the reserve for obsolete inventory was increased $454,000 to $1,400,000 at June 30, 2003 to provide for potential obsolete inventory associated with discontinued products and excess inventory associated with slow moving parts. During fiscal 2002, the reserve for obsolete inventory was increased by $621,000 to $946,000 at June 30, 2002 due to continued high levels of component parts being maintained by the Company after outsourcing the majority of its manufacturing.

Product Warranty

The Company provides for the estimated cost of product warranties at the time products are shipped based upon its historical experience providing warranty coverage. The Company’s warranty obligations are affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. If actual product failure rates, material usage or service delivery costs differ from current projections, revisions to the estimated warranty reserve would be required.

Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others”, which addresses the accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company has issued two $300,000 letters of credit on behalf of a third party and as such adopted the provision of Interpretation No. 45. The recognition of the fair value liability of the guarantees did not have a material effect on the financial statements.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of SFAS 123, “Accounting for Stock-Based Compensation”, which requires additional disclosures and provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. The Company intends to continue to account for stock-based compensation under the provisions of APB 25. The Company has adopted the required disclosures of SFAS 148 in its financial statements.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.   SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in the balance sheet. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities all of whose shares are mandatorily redeemable. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations.

See the Summary of Significant Accounting Policies in footnote one of the Notes to the Consolidated Financial Statements for further explanation of these Statements of Financial Accounting Standards.

Liquidity and Capital Resources

As of June 30, 2003, the Company had a cash balance of $3,716,446 and a long-term debt free balance sheet due to the sale of the Company’s building in the current fiscal year. The Company sold its building in Waukesha, Wisconsin in August 2002 for $4,000,000, leased back approximately 62% of its square footage, and used the proceeds from the sale to retire the $3,182,160 of long-term debt on the balance sheet at August 31, 2002. The other significant event favorably impacting cash flows in fiscal 2003 was the sale of all 456,374 shares of the Company’s Immtech International, Inc. common stock. The sale of these shares resulted in an increase in cash and a realized gain of $1,290,252 in the current year. The sale of the building and the Immtech shares allowed the Company to retire its long-term bank debt, fund operating activities and capital spending requirements, repurchase 35,100 shares of Criticare common stock in accordance with the stock buyback approved by the Criticare Board of Directors in the third quarter of fiscal 2002, and increase its cash balance by almost $200,000 during fiscal 2003.

The Company’s sale of its facility and its investment in Immtech common stock were the main contributors to the $4,309,041 of cash provided by investing activities during fiscal 2003 and more than offset the $3,297,384 of cash used in financing activities and the $808,967 of cash used in operations. Almost $3.2 million of the nearly $3.3 million of cash used in financing activities went to retire the long-term debt outstanding on the Company’s building.

At June 30, 2002, the Company had no short-term borrowings and a cash balance of $3,523,070 that was up $160,966 from the $3,362,104 cash balance at the end of fiscal 2001. The Company generated $283,269 of cash from operations as significant reductions in accounts receivables and additional decreases in inventory more than offset the $1,425,181 loss in fiscal 2002. The Company used $513,307 of cash to invest in property, plant, and equipment and $86,767 to pay down long-term debt. In addition, $197,727 of cash was used to repurchase 41,123 shares of the

Company's common stock in accordance with the stock buyback that was approved by the Criticare Board of Directors in the third quarter of fiscal 2002. The majority of these uses of cash were funded by $654,843 in proceeds received from the issuance of common stock related to the exercise and payment of 303,300 stock options in the last three quarters of fiscal 2002.

          As noted above, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock in the third quarter of fiscal 2002. In accordance with this buyback, the Company purchased 35,100 shares in fiscal 2003, and has purchased 76,233 shares in total. At present, the Company does not expect to continue share repurchases in fiscal 2004, although a change in market conditions or other circumstances may cause the Company to make additional share repurchases. The Company expects that future share repurchases would be funded by cash generated from operations and current cash balances.

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. The Company also has a $4,000,000 line of credit currently in place that could be utilized, if necessary. At June 30, 2003 there were no borrowings outstanding under this line of credit. The Company violated a loan covenant under this line of credit related to achieving certain income levels. The bank waived compliance with this covenant subsequent to year end. This line expires in November 2003, but is expected to be extended with terms consistent with the current agreement.

The following table summarizes the Company’s contractual cash obligations at June 30, 2003 in the categories set forth below, and the effect such obligations are expected to have on its liquidity and cash flow in future fiscal periods:

	2004	2005	2006	2007	Thereafter	Total

Operating leases	$323,266	$329,629	$315,448	$292,002	$48,892	$1,309,237
Other long-term obligations	15,912	15,912	14,586	7,956	197	54,563

Total contractual obligations	$339,178	$345,541	$330,034	$299,958	$49,089	$1,363,800

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

The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from management's or the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, demand for the Company's products, costs of operations, the development of new products, the reliance on single sources of supply for certain components in the Company's products, government regulation, health care cost containment programs, the effectiveness of the Company's programs to manage working capital and reduce costs, competition in the Company's markets, compliance with product safety regulations and product liability and product recall risks, risks relating to international sales and compliance with U.S. export regulations, unanticipated difficulties in outsourcing the manufacturing of the majority of its products to foreign manufacturers and risks related to foreign manufacturing, including economic and political instability, trade and foreign tax laws, production delays and cost overruns and quality control.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points above the bank's reference rate. The Company had no borrowings outstanding under this bank facility at June 30, 2003, 2002, and 2001. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operation in India denominated in Indian rupees. As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes. A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations. The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND 2002

ASSETS	2003	2002

CURRENT ASSETS:
Cash and cash equivalents (Note 1)	$3,716,446	$3,523,070
Accounts receivable, less allowance for doubtful accounts
of $300,000, respectively (Note 1)	5,869,069	5,481,952
Investments (Notes 1 and 3)	--	2,304,689
Other receivables (Note 1)	311,276	502,348
Inventories (Notes 1 and 2)	6,347,208	7,134,803
Prepaid expenses	340,934	453,347

Total current assets	16,584,933	19,400,209
PROPERTY, PLANT AND EQUIPMENT (Notes 1 and 7):
Land	--	925,000
Building	--	3,600,000
Machinery and equipment	2,264,697	2,007,322
Furniture and fixtures	919,077	809,277
Construction in progress	--	116,798
Leasehold improvements	212,229	--
Demonstration and loaner monitors	1,346,459	1,616,766
Production tooling	3,617,345	3,425,117

Property, plant and equipment – cost	8,359,807	12,500,280
Less accumulated depreciation	6,266,399	6,517,220

Property, plant and equipment – net	2,093,408	5,983,060
OTHER ASSETS (Notes 1 and 4):
License rights and patents – net	83,986	90,987

Total other assets	83,986	90,987

TOTAL ASSETS	$18,762,327	$25,474,256

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	2003	2002

CURRENT LIABILITIES:
Accounts payable	$2,272,953	$2,331,496
Accrued liabilities:
Compensation and commissions	850,034	770,578
Product warranties (Notes 1 and 5)	312,000	248,725
Other	254,470	490,922
Current maturities of long-term debt (Note 7)	--	93,589

Total current liabilities	3,689,457	3,935,310
LONG-TERM DEBT, less current maturities (Note 7)	--	3,103,536
OTHER LONG-TERM OBLIGATIONS	38,662	48,344
COMMITMENTS AND CONTINGENCIES (Notes 8, 13, and 14)
TOTAL LIABILITIES	3,728,119	7,087,190
STOCKHOLDERS' EQUITY (Notes 1 and 9):
Preferred stock - $.04 par value, 500,000 shares authorized,
no shares issued or outstanding	--	--
Common stock - $.04 par value, 15,000,000 shares authorized, 11,204,024 and
11,199,524 shares issued, and 11,073,832 and 11,098,634 outstanding, respectively	448,161	447,981
Additional paid-in capital	23,360,244	23,350,124
Common stock held in treasury (130,192 and 100,890 shares, respectively)	(419,618)	(309,059)
Subscriptions receivable	(225,000)	(225,000)
Retained earnings (accumulated deficit)	(8,126,097)	(7,187,501)
Cumulative translation adjustment	(3,482)	5,832
Unrealized gain on investments	--	2,304,689

Total stockholders' equity	15,034,208	18,387,066

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,762,327	$25,474,256

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001

	2003	2002	2001

NET SALES (Note 11)	$28,562,943	$26,219,618	$27,736,304
COST OF GOODS SOLD	18,131,293	16,464,652	16,469,119

GROSS PROFIT	10,431,650	9,754,966	11,267,185
OPERATING EXPENSES:
Sales and marketing (Note 1)	6,375,748	5,631,199	6,367,395
Research, development and engineering (Note 1)	2,736,877	2,339,696	2,446,907
Administrative (Note 8)	3,835,797	2,996,549	2,538,938

Total	12,948,422	10,967,444	11,353,240
LOSS FROM OPERATIONS	(2,516,772)	(1,212,478)	(86,055)
OTHER INCOME (EXPENSE):
Interest expense (Note 7)	(91,533)	(246,207)	(253,150)
Interest income	51,197	76,771	157,782
Foreign currency exchange gain (loss) – Note 1	82,403	(119,188)	--
Gain on sale of stock (Note 3)	1,290,252	--	--
Other income	245,857	75,921	3,191

Total	1,578,176	(212,703)	(92,177)

LOSS BEFORE INCOME TAXES	(938,596)	(1,425,181)	(178,232)

INCOME TAX PROVISION (Notes 1 and 6)	--	--	--

NET LOSS	$(938,596)	$(1,425,181)	$(178,232)

NET LOSS PER COMMON SHARE (Note 1):
Basic and diluted	$(0.08)	$(0.13)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 1):
Basic and diluted	11,071,735	10,876,818	10,171,394

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2003, 2002 AND 2001

Common Stock		Additional Paid-In Capital	Common Stock Treasury		Subscriptions	Retained Earnings (Accumulated	Cumulative Translation	Unrealized Gain on	Total Stockholders’
Shares	Amount	Capital	Shares	Cost	Receivable	Deficit)	Adjustment	Investment	Equity

Balance, June 30, 2000	8,976,251	$359,050	$18,478,040	81,122	$(151,111)	$0	$(5,591,702)	$0	$5,704,675	$18,798,952
Net loss							(178,232)			(178,232)
Unrealized (loss) on investment									(1,734,221)	(1,734,221)
Comprehensive income/(loss)										(1,912,453)
Common stock issued	1,801,273	72,051	3,977,063							4,049,114
Exercise of options	18,700	748	2,273							3,021
Employee common stock purchased from treasury			37,172	(16,988)	31,644		(1,634)			67,182
Balance, June 30, 2001	10,796,224	431,849	22,494,548	64,134	(119,467)	0	(5,771,568)	0	3,970,454	21,005,816
Net loss							(1,425,181)			(1,425,181)
Unrealized (loss) on investment									(1,665,765)	(1,665,765)
Cumulative translation adjustment							9,248	5,832		15,080
Comprehensive income/(loss)										(3,075,866)
Exercise of options	403,300	16,132	848,121			(225,000)				639,253
Employee common stock purchased from treasury			7,455	(4,367)	8,135					15,590
Repurchase of Company stock				41,123	(197,727)					(197,727)
Balance, June 30, 2002	11,199,524	447,981	23,350,124	100,890	(309,059)	(225,000)	(7,187,501)	5,832	2,304,689	18,387,066
Net income							(938,596)			(938,596)
Unrealized holding (loss) arising during period									(1,014,437)	(1,014,437)
Reclassification (gain) included in net income									(1,290,252)	(1,290,252)
Cumulative translation adjustment								(9,314)		(9,314)
Comprehensive income/(loss)										(3,252,599)
Exercise of options	4,500	180	7,133							7,313
Employee common stock purchased from treasury			2,987	(5,798)	10,800					13,787
Repurchase of Company stock				35,100	(121,359)					(121,359)
Balance, June 30, 2003	11,204,024	$448,161	$23,360,244	130,192	$(419,618)	$(225,000)	$(8,126,097)	$(3,482)	$0	$15,034,208

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001

	2003	2002	2001

OPERATING ACTIVITIES:
Net loss	$(938,596)	$(1,425,181)	$(178,232)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	881,703	865,291	742,931
Amortization	7,001	7,002	7,001
Gain on sale of fixed assets	(41,208)	(5,292)	--
Provision for doubtful accounts	38,566	(700,000)	(300,000)
Provision for obsolete inventory	1,752,352	621,000	--
Gain on sale of Immtech stock	(1,290,252)	--	--
Changes in assets and liabilities:
Accounts receivable	(425,683)	2,340,512	(39,699)
Other receivables	191,072	(468,560)	82,985
Inventories	(934,389)	691,753	(670,510)
Prepaid expenses	112,413	48,825	(282,320)
Accounts payable	(58,543)	(1,090,280)	786,432
Accrued liabilities	(103,403)	(601,801)	(251,877)

Net cash (used in) provided by operating activities	(808,967)	283,269	(103,289)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(776,375)	(513,307)	(688,322)
Proceeds from sale of fixed assets	3,795,164	5,575	--
Proceeds from sale of Immtech stock	1,290,252	--	--

Net cash provided by (used in) investing activities	4,309,041	(507,732)	(688,322)
FINANCING ACTIVITIES:
Repurchase of Company common stock	(121,359)	(197,727)	--
Retirement of long-term debt	(3,197,125)	(86,767)	(80,432)
Proceeds from issuance of common stock	21,100	654,843	4,119,317

Net cash (used in) provided by financing activities	(3,297,384)	370,349	4,038,885
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,314)	15,080	--
NET INCREASE IN CASH AND CASH EQUIVALENTS	193,376	160,966	3,247,274
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,523,070	3,362,104	114,830

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,716,446	$3,523,070	$3,362,104
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid—net	$16,288	$12,309	$16,639
Interest	110,322	246,749	253,653
Noncash investing and financing activities:
Cost of fixed asset disposals	3,754,245	168,320	--
Holding (loss) on investment in Immtech	(1,014,437)	(1,665,765)	(1,734,221)

See notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -- Criticare Systems, Inc. designs, manufactures and markets patient monitoring equipment and related accessories to the health care community worldwide and is headquartered in Waukesha, Wisconsin. The Company sells domestically primarily to oral and stand-alone general surgery centers and hospitals through regional sales managers and a dealer network. Internationally, the Company sells mainly to hospitals through country managers and a worldwide dealer network. In addition, the Company sells modules and stand-alone monitors worldwide to original equipment manufacturers (“OEMs”).

Principles of Consolidation -- The consolidated financial statements include the accounts of Criticare Systems, Inc. (the "Company") and its wholly owned subsidiaries: Criticare International GmbH Marketing Services ("Criticare International"), CSI Trading, Inc. ("CSI Trading"), Criticare Service GmbH, Criticare Biomedical, Inc. ("Criticare Biomedical"), Sleep Care, Inc. ("Sleep Care"), and Criticare Integration, Inc. (“Criticare Integration”). CSI Trading was incorporated in November 1996 to assist with European marketing activities and includes an operaton in India. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents -- The Company considers all investments with purchased maturities of less than three months to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts -- Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to distributors, original equipment manufacturers, and end users in medical facilities such as hospitals, surgery centers, nursing homes, and physician offices. The Company performs continuing credit evaluations of its customers’ financial condition and although it generally does not require collateral, letters of credit may be required from customers in certain circumstances.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2003 and 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories -- Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Investments -- In accordance with Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders’ equity. The Company’s investments were in marketable equity securities and were classified as available-for-sale securities. There were no held-to-maturity or trading securities as of June 30, 2003 (see Note 3).

Other Receivables --   Other receivables in fiscal 2003 and 2002 include a trade receivable of $232,205 and $472,205, respectively, that was assumed by a new distributor in China. In accordance with an amended agreement executed with this distributor, the receivable balance at June 30, 2003 is to be paid over a nine month period beginning in July 2003 and ending in March 2004.

Property, Plant and Equipment -- Property, plant and equipment is recorded at cost. Each member of the Company's sales force is provided with demonstration monitors to assist them in their sales efforts. The Company also has loaner monitors which are used to temporarily replace a customer's unit when it is being repaired or upgraded. Depreciation is provided over the estimated useful lives of the assets. The building, which was sold in August 2002, was being depreciated over 40 years prior to the sale. The estimated useful lives of other property and equipment are as follows:

Classification	Estimated Useful Lives

Machinery and equipment	5-7 years

Furniture and fixtures	5 years

Leasehold improvements	4-5 years

Demonstration and loaner monitors	4 years

Production tooling	5-7 years

The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 144”), when indications of potential impairment exist. The amount of any impairment is calculated by comparing the estimated fair market value with the carrying value of the related asset. Management considers such factors as current operating results, trends, and future prospects, in addition to other economic factors in performing this analysis. No such impairments exist at June 30, 2003 and 2002.

License Rights and Patents -- The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” during the period ended June 30, 2003 to account for its license rights and patents. License rights and patents are carried at cost and are amortized using the straight-line method over their estimated useful life as follows:

Classification	Estimated Useful Life

License rights and patents	17 years

License rights and patents are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. When any such impairment exists, the related assets will be written down to fair value.

Revenue Recognition -- Revenues and the costs of products sold are recognized as the related products are shipped or installed, if there are significant installation costs. This revenue recognition policy is utilized for shipment of product to customers including both distributors and end-users.

Shipping Costs -- Any shipping costs that are billable to the customer are included in revenue and all s hipping costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranties -- Estimated costs for product warranties are accrued for and charged to operations as the related products are shipped and installed.

Marketing Expenses -- Marketing expenses include all of the Company's sales related costs. In fiscal 2002 and 2001, recoveries of bad debts expensed in prior years more than offset additional provisions expensed in the current year, resulting in a net credit of bad debt expense of $(183,046) and $(25,757), respectively. Bad debt expense totaled $38,566 in fiscal 2003.

Advertising Costs -- Advertising costs are expensed as incurred. Advertising costs totaled $76,950, $62,465, and $78,410 for the years ended June 30, 2003, 2002, and 2001, respectively.

Research and Development Expenses -- Research and development costs are charged to operations as incurred. Such expenses approximated $2,503,000, $2,147,000 and $2,325,000 in 2003, 2002 and 2001, respectively.

Income Taxes -- The Company accounts for income taxes using an asset and liability approach. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company pays income taxes in certain states that require an annual minimum tax. These taxes are included in administrative expenses in the consolidated statements of operations.

Translation of Foreign Currency -- The Company follows the translation policy as provided by Financial Accounting Standards No. 52, “Foreign Currency Translation” in translating the financial statements of its operation in India from Indian rupees to U.S. dollars. Accordingly, assets and liabilities are translated at the rate of exchange at the balance sheet date. Income and expense items are translated at the average exchange rate prevailing throughout the year.

Net Loss Per Common Share -- Basic loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The basic and diluted weighted average number of common shares outstanding in the financial statements are the same in fiscal years 2003, 2002, and 2001 because including a diluted calculation in a loss position would produce an anti-dilutive per share amount. The number of diluted weighted average common shares outstanding would be higher by 328,172 shares in 2003, 597,129 shares in 2002, and 370,260 shares in 2001 without this anti-dilutive impact.

Stock Options -- The Company grants options to purchase Criticare Systems, Inc. common shares under stock option plans that are described more fully in Note 9. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and the additional disclosures required by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”, but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. If the Company had elected to recognize compensation cost for the options granted during the years ended June 30, 2003, 2002 and 2001, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Years Ended June 30, ___________________________________
	2003	2002	2001

Net loss--as reported	$(938,596)	$(1,425,181)	$(178,232)
Less compensation expense for options granted	173,152	131,171	329,446

Net loss--pro forma	$(1,111,748)	$(1,556,352)	$(507,678)

Net loss per common share--as reported	$(0.08)	$(0.13)	$(0.02)
Less compensation expense for options granted	0.02	0.01	0.03

Net loss per common share--pro forma (basic and diluted)	$(0.10)	$(0.14)	$(0.05)

Fair Value of Financial Instruments -- The Company's financial instruments under SFAS No. 107 "Disclosure About Fair Value of Financial Instruments," includes cash, accounts receivable, accounts payable, borrowings under line of credit facility and long-term debt. The Company believes that the carrying amounts of these accounts are a reasonable estimate of their fair value because of the short-term nature of such instruments or, in the case of long-term debt because of interest rates available to the Company for similar obligations.

Comprehensive Income -- In 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains on investments, and is presented in the Consolidated Statements of Stockholders' Equity.

Approved Accounting Standards -- In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.   SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities (or assets in certain circumstances) in statements of financial position. SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities all of whose shares are mandatorily redeemable.

SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its financial position or results of operations.

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

Reclassifications – Certain amounts from the fiscal 2002 financial statements have been reclassified to conform to the fiscal 2003 presentation.

2.  INVENTORIES

Inventories consist of the following as of June 30:

	2003	2002

Component parts	$2,762,803	$3,549,397
Work in process	811,906	499,950
Finished units	4,172,499	4,031,456

Total inventories	7,747,208	8,080,803
Less: reserve for obsolescence	1,400,000	946,000

Net inventory	$6,347,208	$7,134,803

3.  INVESTMENTS

Immtech International, Inc. – Investments classified as available-for-sale securities consist of common stock of Immtech International, Inc. ("Immtech").

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

During fiscal 2003, the Company completely liquidated its position in its Immtech common stock. The Company sold all remaining 456,374 Immtech shares it held and realized a $1,290,252 gain on the sale.

4.  LICENSE RIGHTS AND PATENTS

The components of and changes in the carrying amount of license rights and patents are as follows:

	2003	2002

License rights and patents	$196,777	$196,777
Accumulated amortization	(112,791)	(105,790)

Net license rights and patents	$83,986	$90,987

Future amortization of license and patents is as follows at June 30, 2003:

Year ended June 30,
2004	$7,001
2005	7,001
2006	7,001
2007	7,001
2008	7,001
Thereafter	48,981

Total	$83,986

Approximately $7,000 of amortization was charged to operations in each of the fiscal years ended June 30, 2003, 2002, and 2001.

5.  PRODUCT WARRANTY

The Company’s products are subject to warranties, and therefore liabilities are established for the estimated future costs of repair or replacement and included in cost of sales at the time the related sale is recognized. These liabilities are adjusted based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. In the event that actual experience differs from these best estimates, changes in the Company’s warranty liabilities might become necessary.

Changes in the Company’s warranty liability for fiscal years 2003 and 2002 are as follows:

33

	2003	2002

Balance, beginning of year	$248,725	$220,000
Warranties issued	495,885	387,166
Settlements	(352,865)	(334,649)
Changes in estimated pre-existing warranties	(79,745)	(23,792)

Balance, end of year	$312,000	$248,725

6.  INCOME TAXES

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

Significant components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

	June 30,	June 30,	June 30,
	2003	2002	2001
Deferred income tax assets:
Accounts receivable and sales allowances	$148,000	$146,000	$ 415,000
Inventory allowances	580,000	400,000	164,000
Product warranties	122,000	98,000	86,000
Other accrued liabilities	122,000	136,000	210,000
Severance pay accrual	21,000	24,000	52,000
Federal net operating loss carryforwards	4,543,000	4,282,000	3,665,000
State net operating loss carryforwards	502,000	536,000	467,000
Federal tax credit carryforwards	198,000	152,000	152,000
Investment losses not deducted	118,000	709,000	709,000

Total deferred income tax assets	6,354,000	6,483,000	5,920,000
Deferred income tax liabilities:
Excess of tax over book depreciation and amortization	(106,000)	(585,000)	(625,000)
Prepaid expenses	(32,000)	(41,000)	(28,000)
Unrealized gain on investments	0	(904,000)	(1,557,000)

Total deferred income tax liabilities	(138,000)	(1,530,000)	(2,210,000)

Valuation allowance	(6,216,000)	(4,953,000)	(3,710,000)

Net deferred income taxes recognized in the consolidated balance sheets	$0	$0	$0

At June 30, 2003, the Company had federal net operating loss carryforwards of approximately $13,361,000 which expire in 2008 through 2023. At June 30, 2003, the Company had available for federal income tax purposes approximately $87,000 of alternative minimum tax credit carryforwards which carry forward indefinitely and approximately $111,000 of tax credit carryforwards which expire in the years 2007 through 2009. The Company also has approximately $10,037,000 of state net operating loss carryforwards, which expire in 2004 through 2018, available to offset certain future state taxable income.

The income tax provision consists of the following:

	2003	2002	2001

Current
Federal	$0	$0	$0
State	0	0	0

Total income tax provision	$0	$0	$0

A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

	2003	2002	2001

Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Losses for which no benefit was provided	33.0	51.9	17.5
Non-deductible losses of subsidiaries	0.0	0.0	15.6
Other—net	1.0	(17.9)	0.9

Effective income tax rate	0%	0%	0%

7.  LONG-TERM DEBT AND LINE OF CREDIT FACILITY

Long-term debt of $3,197,125 at June 30, 2002 consisted of a mortgage note on the Company’s facility headquartered in Waukesha, WI. On August 30, 2002 the Company sold the facility and leased back approximately 62% of the building’s square footage. The building was sold for $4,000,000 and a gain of $41,208 was realized on the sale after the payment of commissions and fees and the funding of capitalized build-out costs needed to split the building into two leasable spaces. The proceeds from the sale of the building were used to retire the $3,182,160 of debt on the Company’s balance sheet at August 31, 2002.

At June 30, 2003, the Company had a $4,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, plus .25% (4.25% as of June 30, 2003). As of June 30, 2003, 2002, and 2001 there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants which require minimum levels of tangible net worth and income levels. The Company was not in compliance with the income level covenant at June 30, 2003. This non-compliance was waived by the lending institution.

8.  CONTINGENCIES

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

Additionally, from time to time, various lawsuits arise out of the normal course of business. These proceedings are handled by outside counsel. Currently management is not aware of any claim or action pending against the Company that would have a material adverse effect on the Company.

9.  STOCKHOLDERS' EQUITY

Stock Options -- In December 1992, the Board of Directors approved a new Employee Stock Option Plan and Non-Employee Stock Option Plan. No new stock options can be granted under the Employee Stock Option Plan and Non-Employee Stock Option Plan which existed prior to the approval of the new plans. The Board of

Directors has authorized in connection with these new plans the issuance of 2,460,000 reserved shares of common stock of which 179,380 reserved shares of common stock remain available for future issuance under the stock option plans at June 30, 2003. The Board of Directors increased the number of reserved shares for issuance under the Plans from 1,720,000 to 2,220,000 during 2001 and from 2,220,000 to 2,460,000 during 2002. The activity during 2001, 2002 and 2003 for the above plans is summarized as follows:

	Number of	Stock Options	Weighted Avg.
	Shares	Price Range	Exercise Price

Outstanding at June 30, 2000	1,152,900	1.50-2.75	1.96
Granted	780,520	1.88-3.69	2.47
Cancelled	(279,100)	1.88-2.75	2.01
Exercised	(18,700)	1.63-2.97	2.03

Outstanding at June 30, 2001	1,635,620	1.50-3.69	2.19
Granted	35,000	3.60-4.40	4.21
Cancelled	(57,700)	1.63-2.97	2.43
Exercised	(403,300)	1.63-2.97	2.14

Outstanding at June 30, 2002	1,209,620	1.50-4.40	2.26
Granted	273,950	2.88-3.11	2.91
Cancelled	(52,700)	2.97-3.62	3.18
Exercised	(4,500)	1.63	1.63

Outstanding at June 30, 2003	1,426,370	1.50-4.40	2.35

The following table summarizes information about stock options outstanding as of June 30, 2003:

Options Outstanding				Options Exercisable

	Shares	Weighted Average Remaining	Weighted	Shares
Range of	Outstanding	Contractual	Average Exercise	Exercisable	Weighted Average
Exercise Prices	At June 30, 2003	Life-Years	Price	at June 30, 2003	Exercise Price

$1.50-2.00	616,750	1.50	$1.73	474,750	$1.68
2.25-4.40	809,620	2.92	2.82	410,620	2.76
1.50-4.40	1,426,370	2.30	2.35	885,370	2.18

The weighted average exercise price of exercisable options at June 30, 2003, 2002, and 2001 was $2.18, $2.13, and $2.11, respectively.

Outstanding options have fixed terms and are exercisable over a period determined by the Compensation Committee of the Company's Board of Directors but no longer than five years after the date of grant.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and the additional disclosures required by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”, but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans.

The fair value of stock options is the estimated present value at the grant date using the Black-Scholes option-pricing model. The weighted average fair market value of the options granted during fiscal 2003, 2002, and 2001, along with the assumptions used, follows below:

	Years Ended June 30,

	2003	2002	2001

Weighted average fair market value of options granted during the fiscal year ended June 30	$0.69	$1.57	$0.61
Assumptions used:
Expected volatility	80.0%	70.0%	37.5%
Risk-free interest rate	2.87%	3.59%	4.92%
Expected option life (in years)	4.40	3.30	4.57

Stock Warrants -- In February 1998, the Company executed a warrant agreement with a consultant. The warrant agreement provided for the issuance of warrants to purchase up to 150,000 shares of common stock at a price of $3.00 per share. The warrant was exercisable as to 30,000 shares upon execution of the agreement and the warrants to purchase the remaining 120,000 shares were to be exercisable if certain performance parameters were achieved by February 1999. No such parameters were achieved. These warrants expired in February 2003, but were amended. The 30,000 warrants were extended for an additional five years with an exercise price of $2.88 per share which represents the closing price of the Company’s stock on the date the warrants were amended.

In December 2000, the Company executed another warrant agreement with the consultant. The warrant agreement provides for the issuance of warrants to purchase up to 70,000 shares of common stock at a price of $1.875 per share. The warrant vests over a four year period in four equal increments each year on the anniversary date of the warrant. The warrant terminates as to any shares that are unvested at the time the consultant ceases to provide consulting services to the Company. As of June 30, 2003, 35,000 of these warrants were exercisable. Such warrants expire in December 2005.

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

Common Stock Held in Treasury – At June 30, 2003 and 2002 the Company held in Treasury 130,192 and 100,890 shares of common stock, respectively. On February 28, 2002, the Criticare Board of Directors approved the purchase in the open market of up to 500,000 shares of Criticare common stock. At June 30, 2003 the Company purchased and held in Treasury 76,223 shares of common stock in accordance with this stock buyback program.

Subscriptions Receivable – Subscriptions receivable represents common stock issued in May 2002 to two directors of the Company, Milton Datsopoulos and Karsten Houm, related to expiring stock options. The shares were issued and promissory notes payable in the amount of $112,500 were executed by each of the directors for the exercise price of the stock options. In February 2003 these two directors retired from the Board. After their retirement, the promissory notes were refinanced through the issuance of two new notes dated March 1, 2003. These notes are non-interest bearing and are due and payable on May 6, 2004. Each of the retired directors have pledged the shares issued as collateral for these loans.

10. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan which covers substantially all employees. Company contributions to the plan are discretionary and determined annually by the Company's Board of Directors. The Company's contributions were approximately $92,000   in 2003 and $87,000 in both 2002 and 2001, respectively.

11. BUSINESS AND CREDIT CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risks consist of cash, certificates of deposit, and accounts receivable. These financial instruments are carried at approximate fair value, less appropriate allowance due to their short maturities.

The Company maintains cash balances which at times may exceed federally insured limits. As of June 30, 2003 and 2002, the Company held $3,461,015 and $3,251,641, respectively, in excess of federally insured limits. The Company’s management evaluates the creditworthiness of the financial institutions in which it places its cash. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk for cash accounts.

The Company is a manufacturer of medical monitors and telemetry products whose customers include hospitals and alternative health care sites throughout the world. Although the Company's products are sold primarily to health care providers, concentrations of credit risk with respect to trade accounts receivable are limited due to the Company's large number of customers, their geographic dispersion, and the Company’s credit evaluation process. The Company currently coordinates substantially all international sales and distribution activities through its headquarters in Waukesha, Wisconsin. Other than inventory and accounts receivable for the Company’s operation in India totaling approximately $1.5 million, identifiable assets located outside of the United States are insignificant in relation to the Company's total assets. Net export sales by geographic area are as follows:

	2003	2002	2001

Europe and Middle East	$7,812,000	$6,861,000	$6,833,000
Pacific Rim	1,614,000	1,292,000	2,313,000
Canada and Central and South America	2,218,000	2,193,000	2,217,000

Export net sales	$11,644,000	$10,346,000	$11,363,000
U.S. net sales	16,919,000	15,874,000	16,373,000

Total net sales	$28,563,000	$26,220,000	$27,736,000

Note:       Sales in Europe and the Middle East have been combined above due to joint sales responsibility in these areas. No country made up more than 10% of the Company’s total sales.

12. OTHER BUSINESS CONCENTRATIONS

During 1999, the Company entered into an OEM agreement with a customer. Sales to this customer approximated $3,723,000, $3,507,000, and $3,383,000 in fiscal 2003, 2002, and 2001, respectively. These sales represented approximately 13%, 13%, and 12% of the Company's total sales, respectively. This customer had a receivable balance of $396,775, $370,346, and $630,716 on June 30, 2003, 2002, and 2001, respectively, which represented 6%, 6%, and 9% of the Company's total receivables as of these dates.

In fiscal 2001, the Company entered into agreements with two offshore contract manufacturing firms to supply finished products. In addition, prior to the Company outsourcing the majority of its production, the Company also had a supplier that it made significant purchases from.

A summary of the purchases and outstanding payables to these three companies for the years ended June 30, 2003, 2002, and 2001 follows below:

	2003	2002	2001

Supplier I - Purchases	$6,710,734	$4,258,014	$192,930
% of total purchases	25.6%	19.0%	0.8%
Accounts payable balance	$1,034,427	$796,557	$0
% of total payables	45.5%	34.2%	0.0%
Supplier II - Purchases	$2,958,231	$2,104,640	$336,764
% of total purchases	11.3%	9.4%	1.4%
Accounts payable balance	$114,975	$242,694	$126,661
% of total payables	5.1%	10.4%	3.7%
Supplier III - Purchases	$519,864	$1,680,600	$4,460,897
% of total purchases	2.0%	7.5%	19.1%
Accounts payable balance	$23,702	$33,103	$144,131
% of total payables	1.0%	1.4%	4.2%

13. COMMITMENTS

In fiscal 2003 and prior years the Company leased certain operating equipment under various operating leases for varying periods through fiscal 2007.

In August 2002 the Company sold its facility headquartered in Waukesha, Wisconsin and leased back approximately 62% of the building’s square footage through August 2007. Rent expense was $280,854 in 2003 and $104,311 in 2002 for the five year building lease and all other lease commitments. The future minimum rental commitments under the five year building lease and all other lease commitments are as follows:

                                                              Year ended June 30,

                                                2004                       $   323,266
                                                2005                          329,629
                                                2006                          315,448
                                                2007                          292,002
                                                Thereafter                                   48,892
                                                         ______
                                                Total                       $1,309,237

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

At June 30, 2003 and 2002, a one month supply of product maintained at these two firms would total approximately $486,000 and $596,000, respectively. In the event the Company would cancel a purchase order under either of these agreements, the Company would be required to purchase at cost all raw materials, work-in-progress and finished goods inventories for that purchase order. In addition, any property or equipment that these firms purchased specifically for the production of the Company's products would be purchased at mutually agreed upon prices. There have not been any purchase order cancellations under these agreements.

14. Guarantees

Criticare Integration, a wholly owned U.S. subsidiary of the Company, was incorporated on April 8, 2003 to supply medical equipment and supplies to medical facilities in countries in the Black Sea Economic Zone (Albania, Armenia, Azerbaijan, Bulgaria, Georgia, Romania, and the Ukraine). The Company has set up a standby letter of credit for $300,000 on behalf of a Romanian company it is working with in connection with this new venture. The standby letter of credit serves as a guarantee for a $2,000,000 line of credit that has been extended by a large Austrian bank to the Romanian company to fund this project. The standby letter of credit expires on November 15, 2003 and would only be called if the Austrian bank had significant collection problems with the project. No collection problems are anticipated as stringent credit policies are in place and the right to repossess the equipment is maintained.

The Company has also set up a second standby letter of credit for $300,000 on behalf of the Romanian company that serves as a guarantee to fund borrowings by the Romanian company used to set up and market this project. This standby letter of credit expires on November 1, 2003 and would only be called if the cash flows from the project were not adequate to fund these costs and the Romanian company would not be able to retire the debt.

The value of the two guarantees at inception were not material to the Company’s financial statements.

15. Quarterly Results - Unaudited

The following table contains quarterly information, which includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation. Certain amounts have been reclassified from the first and second quarters of fiscal 2002 to conform to the annual presentation of fiscal 2002.

	Quarters Ended (Unaudited)
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2003	2003	2002	2002	2002	2002	2001	2001

	(in thousands, except per share data)
Net sales	$ 6,705	$ 6,504	$ 9,050	$ 6,304	$ 6,982	$ 6,403	$ 7,346	$ 5,489
Gross profit	1,616	2,481	3,938	2,397	2,712	2,368	2,864	1,811
Net (loss) income	(1,287)	460	180	(292)	(314)	(235)	186	(1,062)
Net (loss) income per common share:
—Basic and diluted	(0.11)	0.04	0.02	(0.03)	(0.03)	(0.02)	0.02	(0.10)

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

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Criticare Systems, Inc.:
Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of Criticare Systems, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Criticare Systems, Inc. at June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Milwaukee, Wisconsin
August 26, 2003

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President – Finance, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s Chief Executive Officer and Vice President – Finance concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based upon the evaluation described above, the Company’s Chief Executive Officer and Vice President – Finance conclude that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Nominees for Election as Director," "Other Directors," "Section 16(a) Beneficial Ownership Reporting

Compliance" and "Executive Officers" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Criticare Proxy Statement") which will be filed on or before October 28, 2003.

Item 11.  EXECUTIVE COMPENSATION.

Incorporated herein by reference to the discussion under "Executive Compensation" in the Criticare Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under "Security Ownership" in the Criticare Proxy Statement.

Information regarding the Company’s equity compensation plans is incorporated herein by reference to the discussion under “Equity Compensation Plan Information” in the Criticare Proxy Statement.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated herein by reference to the discussion under "Employment Agreements” in the Criticare Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated herein by reference to the discussion under “Fees of Independent Auditors” in the Criticare Proxy Statement.

PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

1.      Financial Statements. The following consolidated financial statements of the Company are included in Item 8 of this report.

Consolidated Balance Sheets - as of June 30, 2003 and 2002.

Consolidated Statements of Operations - for the years ended June 30, 2003, 2002 and 2001.

Consolidated Statements of Stockholders' Equity - for the years ended June 30, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows - for the years ended June 30, 2003, 2002 and 2001.

Notes to consolidated financial statements.

2.       Financial Statement Schedules :

Independent Auditor’s Report.

Financial Statement Schedule for the years ending June 30, 2003, 2002 and 2001:

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts and Reserves	54

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

10.7*   Employment Agreement of Emil H. Soika (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.8*   Employment Agreement of Stephen D. Okland (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.9*   Employment Agreement of Drew M. Diaz (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.10   Supply Partnership Agreement, dated as of August 1, 2000, between the Company and BioCare Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.11   Supply Agreement, dated as of October 26, 2000, between the Company and TriVirix International Limited (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

10.12   Settlement Agreement, dated as of November 2, 2001, between the Company and Immtech International, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

10.13   Employment Agreement of Joseph P. Lester (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

21         Subsidiaries.

                   23.1     Consent of BDO Seidman, LLP.

                   24         Power of Attorney (incorporated by reference to the signature page hereof).

                   31.1     Certification of Emil H. Soika, President and Chief Executive Officer
(Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Michael J. Sallmann, Vice President – Finance and Secretary (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**   Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

__________________
* Management contract or compensatory plan or arrangement.

** This Certification is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter ended June 30, 2003.

(c) Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(d) Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              CRITICARE SYSTEMS, INC.

              By       /s/ Emil H. Soika
                   _______________________

                      Emil H. Soika, President
                    and Chief Executive Officer

              Date: September 29, 2003

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

Signature	Title	Date

/s/ Emil H. Soika	President, Chief Executive Officer	September 29, 2003
and Director (Principal Executive Officer)
Emil H. Soika

/s/ Michael J. Sallmann	Vice President-Finance and Secretary	September 29, 2003
(Principal Financial and Accounting Officer)
Michael J. Sallmann

/s/ Dr. Higgins Bailey	Chairman of the Board and Director	September 29, 2003

Dr. Higgins Bailey

/s/ N.C. Joseph Lai	Director	September 29, 2003

N.C. Joseph Lai, Ph.D.

/s/ Jeffrey T. Barnes	Director	September 29, 2003

Jeffrey T. Barnes

/s/ Stephen K. Tannenbaum	Director	September 29, 2003

Stephen K. Tannenbaum

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Criticare Systems, Inc.:
Waukesha, Wisconsin

The audits referred to in our report dated August 26, 2003 relating to the consolidated financial statements of Criticare Systems, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Milwaukee, Wisconsin
August 26, 2003

SCHEDULE II

CRITICARE SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

YEAR ENDED JUNE 30, 2001:
Allowance for doubtful accounts	$1,300,000	$685,873	$985,873	$1,000,000
Reserve for sales returns and allowances	$60,000	$--	$--	$60,000
Reserve for obsolete inventory	$400,000	$--	$75,000	$325,000
YEAR ENDED JUNE 30, 2002:
Allowance for doubtful accounts	$1,000,000	$(183,046)	$516,954	$300,000
Reserve for sales returns and allowances	$60,000	$12,945	$--	$72,945
Reserve for obsolete inventory	$325,000	$676,284	$55,284	$946,000
YEAR ENDED JUNE 30, 2003:
Allowance for doubtful accounts	$300,000	$38,566	$38,566	$300,000
Reserve for sales returns and allowances	$72,945	$5,000	$--	$77,945
Reserve for obsolete inventory	$946,000	$1,752,352	$1,298,352	$1,400,000

