Form 10-Q
period 2003-12-31
CRITICARE SYSTEMS INC /DE/
filed 2004-02-05
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2003

OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

Commission file number 1-31943

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]   No  [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [    ]   No  [ X ]

Number of shares outstanding of each class of the registrant's classes of common stock as of December 31, 2003: Class A Common Stock 11,277,541 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND JUNE 30, 2003

(UNAUDITED)

ASSETS	December 31, 2003	June 30, 2003

CURRENT ASSETS:
Cash and cash equivalents	$3,847,088	$3,716,446
Accounts receivable, less allowance for doubtful accounts
of $350,000 and $300,000, respectively	7,561,723	5,627,198
Other receivables	421,556	553,147
Inventories	5,951,460	6,347,208
Prepaid expenses	252,065	340,934

Total current assets	18,033,892	16,584,933

Property, plant and equipment – net	2,079,728	2,093,408

License rights and patents – net	80,485	83,986

TOTAL ASSETS	$20,194,105	$18,762,327

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,094,461	$2,272,953
Accrued liabilities:
Compensation and commissions	929,942	850,034
Product warranties	420,321	312,000
Other	305,492	254,470

Total current liabilities	4,750,216	3,689,457

OTHER LONG-TERM OBLIGATIONS	31,953	38,662

TOTAL LIABILITIES	4,782,169	3,728,119

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized
no shares issued or outstanding	—	—
Common stock - $.04 par value, 15,000,000 shares authorized, 11,404,874
shares issued, and 11,277,541 and 11,073,832 outstanding, respectively	456,195	448,161
Additional paid-in capital	23,703,918	23,360,244
Common stock held in treasury (127,333 and 130,192 shares, respectively)	(414,292)	(419,618)
Subscriptions receivable	(225,000)	(225,000)
Retained earnings (accumulated deficit)	(8,105,403)	(8,126,097)
Cumulative translation adjustment	(3,482)	(3,482)

Total stockholders' equity	15,411,936	15,034,208

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,194,105	$18,762,327

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)

	2003	2002

NET SALES	$15,352,694	$15,353,953

COST OF GOODS SOLD	9,093,679	9,018,466

GROSS PROFIT	6,259,015	6,335,487

OPERATING EXPENSES:
Sales and marketing	3,372,216	3,341,298
Research, development and engineering	1,224,313	1,385,655
Administrative	1,725,051	2,088,761

Total	6,321,580	6,815,714

LOSS FROM OPERATIONS	(62,565)	(480,227)

OTHER INCOME (EXPENSE):
Interest expense	—	(91,533)
Interest income	20,749	28,528
Other	62,510	431,752

Total	83,259	368,747

INCOME (LOSS) BEFORE INCOME TAXES	20,694	(111,480)

INCOME TAX PROVISION	—	—

NET INCOME (LOSS)	$20,694	$(111,480)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	11,098,339	11,071,264
Diluted	11,432,539	11,071,264

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)

	2003	2002

NET SALES	$8,980,277	$9,049,606

COST OF GOODS SOLD	5,295,668	5,111,466

GROSS PROFIT	3,684,609	3,938,140

OPERATING EXPENSES:
Sales and marketing	1,864,770	2,014,338
Research, development and engineering	623,721	756,715
Administrative	823,793	1,131,531

Total	3,312,284	3,902,584

INCOME FROM OPERATIONS	372,325	35,556

OTHER INCOME (EXPENSE):
Interest expense	—	—
Interest income	11,009	12,662
Other	29,090	131,953

Total	40,099	144,615

INCOME BEFORE INCOME TAXES	412,424	180,171

INCOME TAX PROVISION	—	—

NET INCOME	$412,424	$180,171

NET INCOME PER COMMON SHARE:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	11,121,941	11,069,846
Diluted	11,475,656	11,382,915

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

(UNAUDITED)

	2003	2002

OPERATING ACTIVITIES:
Net income (loss)	$20,694	$(111,480)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	282,897	453,725
Amortization	3,501	3,500
Provision for doubtful accounts	52,442	—
Provision for obsolete inventory	353,103	(177,813)
Gain on sale of Immtech stock	—	(255,843)
Gain on sale of building	—	(41,208)
Changes in assets and liabilities:
Accounts receivable	(1,986,967)	(875,230)
Other receivables	131,591	97,786
Inventories	17,700	(145,120)
Prepaid expenses	88,869	122,080
Accounts payable	821,508	1,275,323
Accrued liabilities	232,542	146,219

Net cash provided by operating activities	17,880	491,939

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(244,272)	(557,597)
Proceeds from sale of Immtech stock	—	255,843
Proceeds from sale of building	—	3,795,164

Net cash (used in) provided by investing activities	(244,272)	3,493,410

FINANCING ACTIVITIES:
Retirement of long-term debt	—	(3,197,125)
Repurchase of Company common stock	—	(121,359)
Proceeds from issuance of common stock	357,034	13,364

Net cash provided by (used in) financing activities	357,034	(3,305,120)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	268

NET INCREASE IN CASH AND CASH EQUIVALENTS	130,642	680,497
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,716,446	3,523,070

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,847,088	$4,203,567

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously filed Form 10-K. Certain amounts from the fiscal 2003 financial statements have been reclassified to conform to the 2004 presentation.

2. Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at December 31, 2003 and June 30, 2003, respectively:

	December 31, 2003	June 30, 2003

Component parts	$2,661,390	$2,762,803
Work in process	1,094,648	811,906
Finished units	3,469,628	4,172,499

Total inventories	7,225,666	7,747,208
Less: reserve for obsolescence	1,274,206	1,400,000

Net inventory	$5,951,460	$6,347,208

3. Investments

During fiscal 2003, the Company completely liquidated its position in its Immtech International, Inc. (“Immtech”) common stock. In the first two quarters of fiscal 2003 ended December 31, 2002 the Company sold 54,000 shares of its Immtech stock and realized the following gains:

	Shares Sold	Realized Gain

1 st quarter ended September 30, 2002	50,000	$241,746
2 nd quarter ended December 31, 2002	4,000	14,097

Total	54,000	$255,843

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2003	June 30, 2003

Machinery and equipment	$2,325,846	$2,264,697
Furniture and fixtures	926,323	919,077
Leasehold improvements	218,423	212,229
Demonstration and loaner monitors	1,155,419	1,346,459
Production tooling	3,787,028	3,617,345

Property, plant and equipment - cost	8,413,039	8,359,807
Less: accumulated depreciation	6,333,311	6,266,399

Property, plant and equipment - net	$2,079,728	$2,093,408

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

The Company also maintained a second standby letter of credit (SBLC) for $300,000 on behalf of the Romanian company that served as a guarantee to fund borrowings by the Romanian company used to set up and market this project. This SBLC was to expire on November 1, 2003, but was renewed through November 1, 2004 on October 16, 2003. Due mainly to more favorable credit terms obtained from another bank, on December 24, 2003 this $300,000 SBLC was cancelled and replaced by a $400,000 SBLC from another bank that expires on December 31, 2004. This standby letter of credit would only be called if the cash flows from the project were not adequate to fund the costs to support the project and the Romanian company would not be able to retire the debt.

In the fiscal second quarter ended December 31, 2003, the Company also set up two new standby letters of credit to two suppliers of medical equipment for the project totaling $100,000. These two SBLC’s were set up to secure payment for the suppliers and would only be called if the cash flows from the project were not adequate to fund equipment purchases from these suppliers. The value of these three guarantees that were issued in the current fiscal quarter were not material to the Company’s financial statements.

7. Stock Options

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” If the Company had elected to recognize compensation cost for the options granted for the three months and six months ended December 31, 2003 and 2002, consistent with the method prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended

	2003	2002	2003	2002

Net income (loss) – as reported	$412,424	$180,171	$20,694	$(111,480)
Net income (loss) – pro forma	$407,613	$180,171	$14,049	$(111,480)
Basic and diluted net income (loss) per share – as reported	$0.04	$0.02	$0.00	$(0.01)
Basic and diluted net income (loss) per share – pro forma	$0.04	$0.02	$0.00	$(0.01)

The fair value of stock options used to compute pro forma net income (loss) and net income (loss) per share is the estimated present value at the grant date using the Black-Scholes option-pricing model.

8. Income Taxes

No income tax provision has been made in the consolidated income statements due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned. At December 31, 2003, the Company had federal net operating loss carry forwards of approximately $13,361,000 (which expire from 2008 through 2023) and state net operating loss carry forwards of approximately $10,037,000 (which expire from 2004 through 2018) available to offset future taxable income. The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

9. Commitment

On January 19, 2004 the Company entered into a lease agreement for the hardware and software for a new business system with a total cost of approximately $335,000. The lease term is 54 months and requires monthly rental payments of $6,880 with an option to purchase the system at the end of the lease at its then estimated fair market value of $42,000. This fair market value can be paid in a lump sum at the termination date of the lease or paid in twelve equal monthly installments beginning in the month immediately following the last month of the initial lease term. If the Company elects not to purchase the system at the end of the lease, the terms of the lease will be extended for an additional six months at the same monthly rental payment called for during the initial lease term. This lease will be accounted for as a capital lease in accordance with SFAS No. 13, “Accounting for Leases.” Therefore, the Company will record in its fiscal 2004 third quarter financial statements ended March 31, 2004 an asset and an obligation at an amount equal to the present value at the beginning of the lease term of the minimum lease payments to be made during the lease term.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Six Months Ended December 31, 2003 and 2002

Results of Operations

Net sales for the six months ended December 31, 2003 were level from the same period in the prior year as strong fiscal second quarter sales in the current year nearly matched the Company’s record sales for the fiscal second quarter of the prior year. A 15.6% increase in the number of units shipped was offset by a 10.3% reduction in the average sales price per unit and a 20.3% decrease in accessory sales in the current period. The higher unit sales and lower average sales price per unit were driven by a large shipment of the Company’s 504DX pulse oximeters to supply a large government tender in Mexico. These units monitor pulse oximetry only and therefore carry a much lower average selling price than the Company’s equipment that monitors multiple vital signs parameters.

The gross profit percentage of 40.8% for the six months ended December 31, 2003 was down slightly from the 41.3% for the same period in the prior year. The slightly lower margins were more than offset by a $494,134 reduction in operating expenses from the same period in the prior year driven mainly by a $363,710 decrease in administrative expenses and a $161,342 decrease in research, development and engineering expenses. A $237,758 reduction in legal and consulting fees related to the internal review conducted in the prior year by the Company of its import and export procedures was the main contributor to the lower administrative expenses. In addition, a final payment in the prior year of $150,000 made to the Company’s former CEO and founder to satisfy past severance obligation issues increased expenses in the prior year period compared to the current year period. The lower research, development and engineering expenses were mainly due to a $164,989 reduction in project spending as significant expenses were incurred in the prior year to launch the Company’s new line of proprietary anesthesia monitoring products.

Total other income for the six months ended December 31, 2003 decreased $285,488 from the same period in the prior year. Total other income in the prior year period included the recognition of a $255,842 gain on the sale of 54,000 shares of the Company’s Immtech International, Inc. stock, $100,000 in profits recognized on the completion of a medical equipment integration project in Romania, and a $41,208 gain on the sale of the Company’s building. These gains were partially offset by the elimination of $91,533 in interest expense in the current period due to the retirement of the long-term debt on the Company’s facility from the August 30, 2002 sale of its building.

The $494,134 reduction in operating expenses more than offset the $285,488 decrease in other income for the six months ended December 31, 2003, resulting in net income of $20,694 that was $132,174 better than the $111,480 net loss in the prior year period.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended December 31, 2003 and 2002

Results of Operations

Strong fiscal second quarter sales of $8,980,277 for the three months ended December 31, 2003 nearly matched the Company’s record sales of $9,049,600 for the same period in the prior year. A 22.3% increase in the number of units shipped was offset by a 19.0% reduction in the average sales price per unit and a 9.6% decrease in accessory sales in the current period. As noted above, the higher unit sales and lower average sales price per unit were driven by a large shipment in the current quarter of the Company’s 504DX pulse oximeters to supply a large government tender in Mexico. These units monitor pulse oximetry only and therefore carry a much lower average selling price than the Company’s equipment that monitors multiple vital signs parameters.

The gross profit percentage of 41.0% for the three months ended December 31, 2003 decreased from the 43.5% produced in the same period in the prior year. A $214,223 combined increase in the charges for warranty and the obsolescence reserve compared to the same period in the prior year reduced margins.

A $590,300 reduction in operating expenses more than offset the lower margins, resulting in income from operations for the three months ended December 31, 2003 of $372,325 that was $336,769 better than the same period in the prior year. Administrative expenses decreased $307,738 due mainly to a $133,566 reduction in legal and consulting fees related to the internal review conducted in the prior year by the Company of its import and export procedures and a final payment made in the prior year of $150,000 to the Company’s former CEO and founder to satisfy past severance obligation issues. Research, development and engineering expenses were down $132,994 mainly due to lower project spending as significant expenses were incurred in the prior year to launch the Company’s new line of proprietary anesthesia monitoring products.

Total other income for the three months ended December 31, 2003 decreased $104,516 from the same period in the prior year. Total other income in the prior year included the recognition of $100,000 in profit on the completion of a medical equipment integration project in Romania and a $14,096 gain on the sale of 4,000 shares of the Company’s Immtech International, Inc. stock. An $8,900 increase in royalty income in the current period partially offset the other income items that were recognized in the prior year.

The strong sales and significant reduction in operating expenses more than offset the decrease in margins and lower other income, resulting in net income of $412,424 that was $232,253 better than the $180,171 of net income in the prior year period.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

As of December 31, 2003, the Company had a cash balance of $3,847,088 that was $130,642 higher than its fiscal 2003 year-end balance at June 30, 2003 of $3,716,446. The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold its building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The Company increased its cash position by $130,642 for the six months ended December 31, 2003 as $357,034 of cash provided from the exercise of 200,850 shares of expiring stock options more than offset $244,272 of capital spending. Cash from operations was basically breakeven as non-cash charges totaling $691,943 and a $1,054,050 increase in total liabilities nearly offset a $1,766,507 increase in total receivables and prepaid expenses.

On January 19, 2004 the Company entered into a lease agreement for the hardware and software for a new business system. The lease term is 54 months and requires monthly rental payments of $6,880 with an option to purchase the system at the end of the lease at its then estimated fair market value of $42,000. This fair market value can be paid in a lump sum at the termination date of the lease or paid in twelve equal monthly installments beginning in the month immediately following the last month of the initial lease term. If the Company elects not to purchase the system at the end of the lease, the terms of the lease will be extended for an additional six months at the same monthly rental payment called for during the initial lease term. This lease will be accounted for as a capital lease in accordance with SFAS No. 13, “Accounting for Leases”. Therefore, the Company will record in its fiscal 2004 third quarter financial statements ended March 31, 2004 an asset and an obligation at an amount equal to the present value at the beginning of the lease term of the minimum lease payments to be made during the lease term.

The Company believes all capital and liquidity requirements for the remainder of fiscal 2004 will be satisfied by cash generated from operations and its current cash balances. On November 15, 2003 the Company entered into a new credit agreement with its bank for a $2,500,000 line of credit that expires on November 15, 2004. The Company does not expect to utilize this credit facility during its term but it is available if necessary. At December 31, 2003, there were no borrowings outstanding under this line of credit.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points above the bank's reference rate. The Company had no borrowings outstanding under this bank facility at December 31, 2003 and June 30, 2003. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

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

The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based upon the evaluation described above, the Company’s Chief Executive Officer and Vice President –Finance conclude that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on November 14, 2003. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1: Election of directors for a term ending at the 2006 annual meeting of stockholders.

	For	Withheld

Emil H. Soika	10,165,889	412,474
Stephen K. Tannenbaum	10,144,539	433,824

The Company's other directors consist of Higgins D. Bailey (whose term ends at the 2004 annual meeting of stockholders) and Jeffrey T. Barnes and N.C. Joseph Lai (whose terms end at the 2005 annual meeting of stockholders).

Proposal 2: Approval of the Criticare Systems, Inc. 2003 Stock Option Plan.

For	Against	Abstain	Broker Non-Votes

4,486,874	662,404	113,870	5,315,215

Proposal 3: Ratification of appointment of BDO Seidman, LLP as auditors of the Company.

For	Against	Abstain	Broker Non-Votes

10,371,764	187,982	18,617	0

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

(b)    Reports on Form 8-K: None in the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICARE SYSTEMS, INC.
(Registrant)

Date:  February 4, 2004      BY   /s/ Michael J. Sallmann
       Michael J. Sallmann
       Vice President - Finance
       (Chief Accounting Officer and
       Duly Authorized Officer)

