Form 10-Q
period 2004-03-31
CRITICARE SYSTEMS INC /DE/
filed 2004-05-11
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-31943

CRITICARE SYSTEMS, INC. _
(Exact name of registrant as specified in its charter)

Delaware               39-1501563 _
                                         (State or other jurisdiction                     (IRS Employer Identification No.)
                                     of incorporation or organization)

20925 Crossroads Circle, Suite 100, Waukesha, Wisconsin 53186 _
(Address of principal executive offices) (Zip Code)

Registrant's telephone number including area code (262) 798-8282 _

                                                          N/A                                                       _
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes _____ No __X__

Number of shares outstanding of each class of the registrant's classes of common stock as of March 31, 2004: Class A Common Stock 11,436,430 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND JUNE 30, 2003

(UNAUDITED)

ASSETS	March 31, 2004	June 30, 2003

CURRENT ASSETS:
Cash and cash equivalents	$3,985,309	$3,716,446
Accounts receivable, less allowance for doubtful accounts
of $350,000 and $300,000, respectively	6,842,557	5,627,198
Other receivables	496,074	553,147
Inventories	6,268,064	6,347,208
Prepaid expenses	311,995	340,934

Total current assets	17,903,999	16,584,933

Property, plant and equipment – net	2,358,864	2,093,408

License rights and patents – net	78,735	83,986

TOTAL ASSETS	$20,341,598	$18,762,327

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,968,682	$2,272,953
Accrued liabilities:
Compensation and commissions	854,175	850,034
Product warranties	444,000	312,000
Other	246,283	254,470

Total current liabilities	4,513,140	3,689,457

LONG-TERM LIABILITIES:
Obligations under capital lease	333,840	—
Other long-term obligations	25,263	38,662

Total long-term liabilities	359,103	38,662

TOTAL LIABILITIES	4,872,243	3,728,119

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized,
no shares issued or outstanding	—	—
Common stock - $.04 par value, 15,000,000 shares authorized,
11,562,749 and 11,204,024 shares issued, and
11,436,430 and 11,073,832 outstanding, respectively	462,510	448,161
Additional paid-in capital	23,940,739	23,360,244
Common stock held in treasury (126,319 and 130,192 shares, respectively)	(412,403)	(419,618)
Subscriptions receivable	—	(225,000)
Retained earnings (accumulated deficit)	(8,518,009)	(8,126,097)
Cumulative translation adjustment	(3,482)	(3,482)

Total stockholders' equity	15,469,355	15,034,208

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,341,598	$18,762,327

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	2004	2003

NET SALES	$21,923,864	$21,857,740

COST OF GOODS SOLD	12,855,828	13,041,237

GROSS PROFIT	9,068,036	8,816,503

OPERATING EXPENSES:
Sales and marketing	5,316,293	4,875,229
Research, development and engineering	1,810,732	2,078,572
Administrative	2,484,791	2,977,022

Total	9,611,816	9,930,823

LOSS FROM OPERATIONS	(543,780)	(1,114,320)

OTHER INCOME (EXPENSE):
Interest expense	—	(91,533)
Interest income	29,496	40,544
Other	122,371	1,513,513

Total	151,867	1,462,524

(LOSS) INCOME BEFORE INCOME TAXES	(391,913)	348,204

INCOME TAX PROVISION	—	—

NET (LOSS) INCOME	$(391,913)	$348,204

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.04)	$0.03
Diluted	$(0.04)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	11,173,768	11,071,267
Diluted	11,173,768	11,423,100

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	2004	2003

NET SALES	$6,571,171	$6,503,787

COST OF GOODS SOLD	3,762,149	4,022,771

GROSS PROFIT	2,809,022	2,481,016

OPERATING EXPENSES:
Sales and marketing	1,944,077	1,533,931
Research, development and engineering	586,419	692,917
Administrative	759,740	888,261

Total	3,290,236	3,115,109

LOSS FROM OPERATIONS	(481,214)	(634,093)

OTHER INCOME (EXPENSE):
Interest expense	—	—
Interest income	8,748	12,016
Other	59,859	1,081,761

Total	68,607	1,093,777

(LOSS) INCOME BEFORE INCOME TAXES	(412,607)	459,684

INCOME TAX PROVISION	—	—

NET (LOSS) INCOME	$(412,607)	$459,684

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	11,326,283	11,071,273
Diluted	11,326,283	11,370,087

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	2004	2003

OPERATING ACTIVITIES:
Net (loss) income	$(391,913)	$348,204
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	442,910	713,839
Amortization	5,251	5,251
Provision for doubtful accounts	80,602	—
Provision for obsolete inventory	429,073	184,225
Gain on sale of Immtech stock	—	(1,290,252)
Gain on sale of building	—	(41,208)
Changes in assets and liabilities:
Accounts receivable	(1,295,961)	57,132
Other receivables	57,073	211,149
Inventories	(400,094)	(473,197)
Prepaid expenses	28,939	120,979
Accounts payable	695,729	822,633
Accrued liabilities	114,555	(127,827)

Net cash (used in) provided by operating activities	(233,836)	530,928

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(324,360)	(674,757)
Proceeds from sale of Immtech stock	—	1,290,252
Proceeds from sale of building	—	3,795,164

Net cash (used in) provided by investing activities	(324,360)	4,410,659

FINANCING ACTIVITIES:
Retirement of long-term debt	—	(3,197,125)
Repurchase of Company common stock	—	(121,359)
Proceeds from issuance of common stock	827,059	17,368

Net cash provided by (used in) financing activities	827,059	(3,301,116)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	268

NET INCREASE IN CASH AND CASH EQUIVALENTS	268,863	1,640,739
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,716,446	3,523,070

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,985,309	$5,163,809

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

2. Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 2004 and June 30, 2003, respectively:

	March 31, 2004	June 30, 2003

Component parts	$2,198,612	$2,762,803
Work in process	693,622	811,906
Finished units	4,247,694	4,172,499

Total inventories	7,139,928	7,747,208
Less: reserve for obsolescence	871,864	1,400,000

Net inventory	$6,268,064	$6,347,208

3. Investments

During fiscal 2003, the Company completely liquidated its position in its Immtech International, Inc. (“Immtech”) common stock. In the first three quarters of fiscal 2003 ended March 31, 2003 the Company sold all 456,374 shares of its Immtech stock and realized the following gains:

	Shares Sold	Realized Gain

1st quarter ended September 30, 2002	50,000	$241,746
2nd quarter ended December 31, 2002	4,000	14,097
3rd quarter ended March 31, 2003	402,374	1,034,410

Total	456,374	$1,290,252

4. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2004	June 30, 2003

Machinery and equipment	$2,678,300	$2,264,697
Furniture and fixtures	932,381	919,077
Leasehold improvements	218,423	212,229
Demonstration and loaner monitors	1,133,979	1,346,459
Production tooling	1,944,233	3,617,345

Property, plant and equipment - cost	6,907,316	8,359,807
Less: accumulated depreciation	4,548,452	6,266,399

Property, plant and equipment - net	$2,358,864	$2,093,408

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

In the fiscal second quarter ended December 31, 2003, the Company also set up two new standby letters of credit to two suppliers of medical equipment for the project totaling $100,000. These two SBLC’s were set up to secure payment for the suppliers and would only be called if the cash flows from the project were not adequate to fund equipment purchases from these suppliers. The value of these three guarantees were not material to the Company’s financial statements.

7. Stock Options

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. If the Company had elected to recognize compensation cost for the options granted for the three months and nine months ended March 31, 2004 and 2003, consistent with the method prescribed by SFAS No. 123, net (loss) income and net (loss) income per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	2004	2003	2004	2003

Net (loss) income – as reported	$(412,607)	$459,684	$(391,913)	$348,204
Net (loss) income – pro forma	$(419,855)	$413,009	$(405,805)	$208,178

Basic and diluted net (loss) income per
share – as reported	$(0.04)	$0.04	$(0.04)	$0.03
Basic and diluted net (loss) income per
share – pro forma	$(0.04)	$0.04	$(0.04)	$0.02

The fair value of stock options used to compute pro forma net (loss) income and net (loss) income per share is the estimated present value at the grant date using the Black-Scholes option-pricing model.

8. Income Taxes

No income tax provision has been made in the consolidated income statements due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned. At March 31, 2004, the Company had federal net operating loss carry forwards of approximately $13,361,000 (which expire from 2008 through 2023) and state net operating loss carry forwards of approximately $10,037,000 (which expire from 2004 through 2018) available to offset future taxable income. The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

9. Commitments

On January 19, 2004 the Company entered into a lease agreement for the hardware and software for a new business system. This lease has been accounted for as a capital lease in accordance with SFAS No. 13, “Accounting for Leases”. The following is an analysis of this capital lease:

	March 31, 2004	June 30, 2003

Machinery and equipment	$333,840	$	---

Less accumulated depreciation	(9,538)		---

Net	$324,302	$	---

The future minimum lease payments under this capital lease, together with the present value of the net minimum lease payments were as follows:

Capital
Fiscal year ending June 30	Lease

2004	$ 20,640
2005	82,560
2006	82,560
2007	82,560
2008 and thereafter	145,200

Total minimum lease payments	$413,520
Less amount representing interest	(79,680)

Present value of net minimum lease payments	$333,840
Less current portion at March 31, 2004	54,186

Long-term portion at March 31, 2004	$279,654

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Nine Months Ended March 31, 2004 and 2003

Results of Operations

Net sales of $21,923,864 for the nine months ended March 31, 2004 were up slightly from the $21,857,740 generated for the same period in the prior year. A 13.3% increase in the number of units shipped was partially offset by a 9.7% reduction in the average sales price per unit and an 11.4% decrease in accessory sales in the current period. The higher unit sales and lower average sales price per unit were driven by a large shipment of the Company’s 504DX pulse oximeters to supply a large government tender in Mexico. These units monitor pulse oximetry only and therefore carry a much lower average selling price than the Company’s equipment that monitors multiple vital signs parameters.

The gross profit percentage of 41.4% for the nine months ended March 31, 2004 improved from 40.3% for the same period in the prior year. The higher margins, combined with a $319,007 reduction in operating expenses, resulted in a loss from operations of $543,780 that was $570,540 better than the $1,114,320 loss from operations for the same period in the prior year.

The reduction in operating expenses was driven by a $492,231 decrease in administrative expenses and a $267,840 decrease in research, development and engineering expenses that was partially offset by a $441,064 increase in sales and marketing expenses. A $305,515 reduction in legal and consulting fees primarily related to the internal review conducted in the prior year by the Company of its import and export procedures was the main contributor to the lower administrative expenses. In addition, a final payment in the prior year of $150,000 made to the Company’s former CEO and founder to satisfy past severance obligation issues increased expenses in the prior year period compared to the current year period. The lower research, development and engineering expenses were mainly due to funding received from an OEM business partner to jointly develop a new line of MRI compatible medical monitors. The higher sales and marketing expenses were mainly driven by increased spending to promote the Company’s new line of anesthesia monitoring products, to enter the veterinary market, and to conduct clinical trials to test enhancements made to one of the Company’s vital signs parameters.

Total other income of $151,867 for the nine months ended March 31, 2004 decreased $1,310,657 from the same period in the prior year. Total other income in the prior year period included the recognition of a $1,290,252 gain on the sale of the Company’s Immtech International, Inc. stock, $93,000 in profits recognized on the completion of a medical equipment integration project in Romania, and a $41,208 gain on the sale of the Company’s building. These gains were partially offset by the elimination of $91,533 in interest expense in the current period due to the retirement of the long-term debt on the Company’s facility from the August 30, 2002 sale of its building.

The improved margins and the $319,077 reduction in operating expenses partially offset the $1,310,657 decrease in other income for the nine months ended March 31, 2004, resulting in a net loss of $391,913 that was down from the $348,204 of net income for the same period in the prior year.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended March 31, 2004 and 2003

Results of Operations

Net sales of $6,571,171 for the three months ended March 31, 2004 were up slightly from $6,503,787 for the same period in fiscal 2003. A 6.7% increase in the number of units shipped more than offset a 4.1% reduction in the average sales price per unit in the current period. A $677,808 increase in domestic sales during the quarter more than offset lower sales in the Company’s international and OEM markets.

The gross profit percentage of 42.7% for the three months ended March 31, 2004 increased from 38.1% produced in the same period in the prior year. A combination of lower per unit costs on two of the Company’s core multiple parameter vital signs monitors and improved margins on accessory sales drove the higher margins in the current quarter.

A $175,127 increase in operating expenses partially offset the higher margins, resulting in a loss from operations for the three months ended March 31, 2004 of $481,214 that was $152,879 better than the same period in the prior year. A $410,146 increase in sales and marketing expenses more than offset a $128,521 reduction in administrative expenses and a $106,498 decrease in research, development and engineering expenses. The higher sales and marketing expenses were mainly driven by increased spending to promote the Company’s new line of anesthesia monitoring products, to enter the veterinary market, and to conduct clinical trials to test enhancements made to one of the Company’s vital signs parameters. Domestic employee and dealer commissions also increased 17.5% to support higher sales that improved 26.4% during the period. A $72,262 reduction in legal fees primarily related to the internal review conducted in the prior year by the Company of its import and export procedures, along with a $35,983 decrease in wages and related fringe benefits, were the major contributors to the lower administrative expenses. The lower research, development and engineering expenses were mainly due to funding received from an OEM business partner in the current period to jointly develop a new line of MRI compatible medical monitors.

Total other income for the three months ended March 31, 2004 decreased $1,025,170 from the same period in the prior year, due mainly to the recognition of a $1,034,410 gain on the sale of 402,374 shares of the Company’s Immtech International, Inc. stock in the prior year period. This large gain in the prior year period resulted in net income of $459,684 for the three months ended March 31, 2003 compared to a $412,607 net loss in the current year period.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

As of March 31, 2004, the Company had a cash balance of $3,985,309 that was $268,863 higher than its fiscal 2003 year-end balance at June 30, 2003 of $3,716,446. The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold its building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The Company increased its cash position by $268,863 for the nine months ended March 31, 2004 as $827,059 of cash provided from the exercise of 458,725 shares under expiring stock options more than offset $324,360 of capital spending and $233,836 of cash used in operations.

On January 19, 2004 the Company entered into a lease agreement for the hardware and software for a new business system. The lease term is 54 months and requires monthly payments of $6,880 with an option to purchase the system at the end of the lease at its then estimated fair market value of $42,000. This fair market value can be paid in a lump sum at the termination date of the lease or paid in twelve equal monthly installments beginning in the month immediately following the last month of the initial lease term. If the Company elects not to purchase the system at the end of the lease, the terms of the lease will be extended for an additional six months at the same monthly rental payment called for during the initial lease term. This lease has been accounted for as a capital lease in accordance with SFAS No. 13, “Accounting for Leases”. Therefore, the Company has recorded in its consolidated balance sheet at March 31, 2004 an asset and an obligation at an amount equal to the present value at the beginning of the lease term of the minimum lease payments to be made during the lease term.

The Company believes all capital and liquidity requirements for the remainder of calendar year 2004 will be satisfied by cash generated from operations and its current cash balances. No major capital equipment expenditures are expected for the remainder of calendar year 2004. The Company also has a $2,500,000 line of credit currently in place that expires in November 2004. The Company does not expect to utilize this credit facility during its term, but it is available if necessary. At March 31, 2004, there were no borrowings outstanding under this line of credit. The Company was not in compliance with a quarterly profitability covenant of this credit facility at March 31, 2004. This non-compliance was waived by the lending institution.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points above the bank's reference rate. The Company had no borrowings outstanding under this bank facility at March 31, 2004 and June 30, 2003. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

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

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President - Finance, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based upon the evaluation described above, the Company’s Chief Executive Officer and Vice President –Finance concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

(b)   Reports on Form 8-K: None in the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   CRITICARE SYSTEMS, INC.
                    (Registrant)

Date: May 11, 2004               BY /s/ Michael J. Sallmann _
                    Michael J. Sallmann
                    Vice President - Finance
                    (Chief Accounting Officer and
                    Duly Authorized Officer)

