Form 10-Q
period 2004-09-30
CRITICARE SYSTEMS INC /DE/
filed 2004-11-12
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-16061

CRITICARE SYSTEMS, INC
(Exact name of registrant as specified in its charter)

Delaware	39-1501563
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20925 Crossroads Circle, Suite 100 Waukesha, Wisconsin	53186
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code  (262) 798-8282

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
      Yes ___   No  X

Number of shares outstanding of each class of the registrant's classes of common stock as of September 30, 2004: Class A Common Stock 11,452,321 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND JUNE 30, 2004

(UNAUDITED)
ASSETS	September 30, 2004	June 30, 2004

CURRENT ASSETS:
Cash and cash equivalents	$2,490,712	$3,738,825
Accounts receivable, less allowance for doubtful accounts
of $300,075 and $260,000, respectively	5,924,548	6,489,884
Other receivables	76,646	359,806
Inventories	6,630,693	6,418,135
Prepaid expenses	224,225	364,375

Total current assets	15,346,824	17,371,025

Property, plant and equipment - net	2,062,816	2,094,330

License rights and patents - net	75,234	76,985

TOTAL ASSETS	$17,484,874	$19,542,340

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,192,948	$3,237,405
Accrued liabilities:
Compensation and commissions	825,114	863,113
Product warranties	460,000	444,000
Liability under guarantees	490,000	490,000
Out of court settlement	50,000	200,000
Obligations under capital lease	58,929	57,712
Other	45,903	174,395

Total current liabilities	4,122,894	5,466,625

LONG-TERM LIABILITIES:
Obligations under capital lease	249,574	264,770
Other long-term obligations	18,028	21,646

Total long-term liabilities	267,602	286,416

TOTAL LIABILITIES	4,390,496	5,753,041

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized
no shares issued or outstanding	-	-
Common stock - $.04 par value, 15,000,000 shares authorized, 11,574,749
shares issued, and 11,452,321 and 11,450,021 outstanding, respectively	462,990	462,990
Additional paid-in capital	23,967,004	23,965,900
Common stock held in treasury (122,428 and 124,728 shares, respectively)	(405,155)	(409,439)
Retained earnings (accumulated deficit)	(10,926,979)	(10,226,670)
Cumulative translation adjustment	(3,482)	(3,482)

Total stockholders' equity	13,094,378	13,789,299

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,484,874	$19,542,340

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)
	2004	2003

NET SALES	$5,331,357	$6,372,417

COST OF GOODS SOLD	3,459,923	3,798,010

GROSS PROFIT	1,871,434	2,574,407

OPERATING EXPENSES:
Sales and marketing	1,314,487	1,507,446
Research, development and engineering	541,118	600,593
Administrative	749,904	901,258

Total	2,605,509	3,009,297

LOSS FROM OPERATIONS	(734,075)	(434,890)

OTHER INCOME (EXPENSE):
Interest expense	(6,661)	-
Interest income	8,608	9,739
Other income	31,819	33,421

Total	33,766	43,160

LOSS BEFORE INCOME TAXES	(700,309)	(391,730)

INCOME TAX PROVISION	-	-

NET LOSS	$(700,309)	$(391,730)

NET LOSS PER COMMON SHARE
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	11,451,465	11,074,738
Diluted	11,451,465	11,074,738

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	2004	2003

OPERATING ACTIVITIES:
Net loss	$(700,309)	$(391,730)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	152,656	143,178
Amortization	1,751	1,750
Provision for doubtful accounts	40,075	2,352
Provision for obsolete inventory	75,000	95,000
Changes in assets and liabilities:
Accounts receivable	525,261	122,497
Other receivables	283,160	98,262
Inventories	(352,326)	(43,842)
Prepaid expenses	140,150	(23,883)
Accounts payable	(1,044,457)	153,026
Accrued liabilities	(304,109)	86,267

Net cash (used in) provided by operating activities	(1,183,148)	242,877

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(56,374)	(96,664)

Net cash used in investing activities	(56,374)	(96,664)

FINANCING ACTIVITIES:
Retirement of obligations under capital lease	(13,979)	-
Proceeds from issuance of common stock	5,388	3,663

Net cash (used in) provided by financing activities	(8,591)	3,663

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,248,113)	149,876
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,738,825	3,716,446

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,490,712	$3,866,322

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid-net	-	-
Interest	$6,661	-

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously filed Form 10-K. Certain amounts from the fiscal 2004 financial statements have been reclassified to conform to the 2005 presentation.

2. Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at September 30, 2004 and June 30, 2004, respectively:

	September 30, 2004	June 30, 2004

Component parts	$2,351,674	$1,988,414
Work in process	984,216	781,156
Finished units	3,979,803	4,258,565

Total inventories	7,315,693	7,028,135
Less: reserve for obsolescence	685,000	610,000

Net inventory	$6,630,693	$6,418,135

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2004	June 30, 2004

Machinery and equipment	$2,686,899	$2,675,093
Furniture and fixtures	938,893	937,906
Leasehold improvements	218,423	218,423
Production tooling	2,074,201	2,030,618
Demonstration and loaner monitors	914,194	945,339

Property, plant and equipment - cost	6,832,610	6,807,379
Less: accumulated depreciation	(4,769,794)	(4,713,049)

Property, plant and equipment - net	$2,062,816	$2,094,330

4. Contingencies

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

5. Guarantees

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

The Company also maintained a second standby letter of credit (SBLC) for $300,000 on behalf of the International distributor that served as a guarantee to fund borrowings by the International distributor used to set up and market this project. This SBLC was to expire on November 1, 2003, but was renewed through November 1, 2004 on October 16, 2003. Due mainly to more favorable credit terms obtained from another bank, on December 24, 2003 this $300,000 SBLC was cancelled and replaced by a $400,000 SBLC guaranteeing a $450,000 line of credit that expires on December 31, 2004. This standby letter of credit would only be called if the cash flows from the project were not adequate to fund the costs to support the project and the International distributor would not be able to retire the debt. Due to adverse events relating to the International distributor subsequent to the end of fiscal 2004, Criticare believes that the project will not generate sufficient cash flow to fund the debt, which will lead to the standby letter of credit being called. Thus, in fiscal 2004, Criticare recognized a charge to other expenses in the amount of $400,000 to reserve for the impending call of this guarantee.

In addition, Criticare also has an outstanding receivable due from the International distributor relating to equipment sold by Criticare to the International distributor. Criticare believes it is unlikely it will be able to collect the receivable due from the International distributor or recover the equipment shipped. Accordingly, in fiscal 2004, Criticare wrote off the receivable of $421,340. A reserve in the amount of $90,000 was also established to satisfy a claim for duties and Value Added Tax associated with importation of products into a foreign country on behalf of the International distributor.

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

6. Stock Options

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." If the Company had elected to recognize compensation cost for the options granted for the three months ended September 30, 2004 and 2003, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months ended September 30

	2004	2003

Net loss - as reported	$(700,309)	$(391,730)
Net loss - pro forma	$(729,671)	$(406,441)

Basic and diluted net loss per share - as reported	$(0.06)	$(0.04)
Basic and diluted net loss per share - pro forma	$(0.06)	$(0.04)

For the three months ended September 30, 2004 the Company granted options totaling 50,000 shares at an exercise price of $2.61, which are valued at $46,345. The fair value of stock options used to compute pro forma net loss and net loss per share is the estimated present value at the grant date using the Black-Scholes option-pricing model.

7. Income Taxes

No income tax provision has been made in the consolidated income statements due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned. At September 30, 2004, the Company had federal net operating loss carry forwards of approximately $16,980,000 (which expire from 2008 through 2024) and state net operating loss carry forwards of approximately $11,476,000 (which expire from 2004 through 2019) available to offset future taxable income. The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended September 30, 2004 and 2003

Results of Operations

Net sales of $5,331,357 for the three months ended September 30, 2004 were down 16% from $6,372,417 for the same period in fiscal 2004. A 22.2% decrease in the number of units shipped and a 1.0% reduction in the average sales price per unit were partially offset by a 15.5% increase in accessory sales in the current year. The reduced sales were driven by a $691,261 decrease in domestic sales and a $448,294 decrease in sales to our largest OEM partner in the current period. The OEM sales decrease was partially offset by $240,362 in sales to our OEM partner for medical imaging applications. The decrease in domestic sales was due in part to lost sales following the cancellation of two oral surgery shows in Florida and one oral surgery show in Louisiana as a result of the hurricanes. In addition, the AAOMS show sales for fiscal 2005 were split between September and October. Normally the AAOMS show and all its sales are in September.

The gross profit percentage of 35.1% for the three months ended September 30, 2004 decreased from 40.4% for the same period in fiscal 2004. The reduced margins in the current period were mainly due to the decreased manufacturing overhead absorption, due to the decrease in the number of units shipped and fixed overhead costs.

Operating expenses for the three months ended September 30, 2004 decreased $403,788 from the same period in fiscal 2004. The decrease of $192,959 in sales and marketing expenses was due mainly to an $144,733 decrease in the commissions earned by dealers and employees. In addition, there was a decrease of $32,922 in advertising, trade shows and sales promotion spending. The decrease of $59,475 in research, development and engineering expenses was mainly due to a $33,000 reduction in depreciation expense. Administration expenses decreased by $151,354 mainly due to a $72,222 reduction in consulting expenses and a $101,293 reduction in accounting fees that were partially offset by a $13,437 increase in legal fees.

Total other income for the three months ended September 30, 2004 decreased $9,395 from the same period in fiscal 2004. This reduction was mainly caused by the interest expense of $6,661 for a new capital lease, which began in April 2004.

The $702,973 reduction in gross profit, partially offset by the reduction in operating expenses of $403,788, resulted in a $(700,309) loss for the three months ended September 30, 2004 as compared to the $(391,730) loss recognized for the same period in fiscal 2004.

Liquidity and Capital Resources

As of September 30, 2004, the Company had a cash balance of $2,490,712 that was $1,248,113 lower than its balance at June 30, 2004 of $3,738,825. The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold its building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The decrease in the Company’s cash position by $1,248,113 for the three months ended September 30, 2004, was mainly due to the pay down of $1,044,457 against the accounts payable balance.

The Company believes all capital and liquidity requirements for the remainder of fiscal 2005 will be satisfied by cash generated from operations and its current cash balances. The Company's $1,000,000 line of credit expires in November 2004. The Company and the bank have agreed to extend the line of credit subject to the completion of final loan documentation. At September 30, 2004 there were no borrowings outstanding under this line of credit. The Company violated loan covenants under this line of credit related to achieving minimum levels of tangible net worth and income. The bank waived compliance with these covenants subsequent to September 30, 2004.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points above the bank's reference rate. The Company had no borrowings outstanding under this bank facility at September 30, 2004 and June 30, 2004. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operation in India denominated in Indian rupees. As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes. A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the quarter ended September 30, 2004. The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President - Finance, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based upon the evaluation described above, the Company’s Chief Executive Officer and Vice President -Finance concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

Item 6. Exhibits.

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
__________________
* This Certification is not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICARE SYSTEMS, INC.
        (Registrant)

Date: November 12, 2004        BY  /s/ Joel D. Knudson
    Joel D. Knudson
    Vice President - Finance
    (Chief Accounting Officer and
    Duly Authorized Officer)

