Form 10-Q
period 2004-12-31
CRITICARE SYSTEMS INC /DE/
filed 2005-02-11
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     X       No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ____     No    X

Number of shares outstanding of each class of the registrant's classes of common stock as of December 31, 2004:  Class A Common Stock 11,457,111 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND JUNE 30, 2004

(UNAUDITED)
ASSETS	December 31, 2004	June 30, 2004

CURRENT ASSETS:
Cash and cash equivalents	$3,773,491	$3,738,825
Accounts receivable, less allowance for doubtful accounts
of $300,000 and $260,000, respectively	6,266,174	6,489,884
Other receivables	352,224	359,806
Inventories	5,164,905	6,418,135
Prepaid expenses	137,643	364,375
Total current assets	15,694,437	17,371,025

Property, plant and equipment - net	1,892,465	2,094,330

License rights and patents - net	73,484	76,985

TOTAL ASSETS	$17,660,386	$19,542,340

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,069,469	$3,237,405
Accrued liabilities:
Compensation and commissions	926,659	863,113
Product warranties	487,000	444,000
Liability under guarantees	490,000	490,000
Out of court settlement	—	200,000
Obligations under capital lease	60,173	57,712
Other	125,759	174,395
Total current liabilities	4,159,060	5,466,625

LONG-TERM LIABILITIES:
Obligations under capital lease	234,056	264,770
Other long-term obligations	13,231	21,646
Total long-term liabilities	247,287	286,416

TOTAL LIABILITIES	4,406,347	5,753,041

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized
no shares issued or outstanding	—	—
Common stock - $.04 par value, 15,000,000 shares authorized, 11,574,749
shares issued, and 11,457,111 and 11,450,021 shares outstanding, respectively	462,990	462,990
Additional paid-in capital	23,966,075	23,965,900
Common stock held in treasury (117,638 and 124,728 shares, respectively)	(396,232)	(409,439)
Retained earnings (accumulated deficit)	(10,775,312)	(10,226,670)
Cumulative translation adjustment	(3,482)	(3,482)
Total stockholders' equity	13,254,039	13,789,299
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,660,386	$19,542,340

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

(UNAUDITED)
	2004	2003

NET SALES	$12,706,362	$15,352,694

COST OF GOODS SOLD	7,733,536	9,093,679

GROSS PROFIT	4,972,826	6,259,015

OPERATING EXPENSES:
Sales and marketing	2,872,833	3,372,216
Research, development and engineering	1,174,935	1,224,313
Administrative	1,490,328	1,725,051
Total	5,538,096	6,321,580

LOSS FROM OPERATIONS	(565,270)	(62,565)

OTHER INCOME (EXPENSE):
Interest expense	(17,027)	—
Interest income	20,073	20,749
Other income	13,582	62,510
Total	16,628	83,259

(LOSS) INCOME BEFORE INCOME TAXES	(548,642)	20,694

INCOME TAX PROVISION	—	—

NET (LOSS) INCOME	$(548,642)	$20,694

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.05)	$0.00
Diluted	$(0.05)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	11,453,405	11,098,339
Diluted	11,453,405	11,432,539

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

(UNAUDITED)
	2004	2003

NET SALES	$7,375,005	$8,980,277

COST OF GOODS SOLD	4,273,613	5,295,668

GROSS PROFIT	3,101,392	3,684,609

OPERATING EXPENSES:
Sales and marketing	1,558,348	1,864,770
Research, development and engineering	633,816	623,721
Administrative	740,423	823,793
Total	2,932,587	3,312,284

INCOME FROM OPERATIONS	168,805	372,325

OTHER INCOME (EXPENSE):
Interest expense	(10,366)	—
Interest income	11,465	11,009
Other (expense) income	(18,237)	29,090
Total	(17,138)	40,099

INCOME BEFORE INCOME TAXES	151,667	412,424

INCOME TAX PROVISION	—	—

NET INCOME	$151,667	$412,424

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	11,455,344	11,121,941
Diluted	11,564,946	11,475,656

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

(UNAUDITED)

	2004	2003
OPERATING ACTIVITIES:
Net (loss) income	$(548,642)	$20,694
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	300,649	282,897
Amortization	3,501	3,501
Provision for doubtful accounts	40,000	52,442
Provision for obsolete inventory	200,000	353,103
Changes in assets and liabilities:
Accounts receivable	183,710	(1,986,967)
Other receivables	7,582	131,591
Inventories	1,045,029	17,700
Prepaid expenses	226,732	88,869
Accounts payable	(1,167,936)	821,508
Accrued liabilities	(150,505)	232,542
Net cash provided by operating activities	140,120	17,880

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(90,583)	(244,272)
Net cash used in investing activities	(90,583)	(244,272)

FINANCING ACTIVITIES:
Retirement of obligations under capital lease	(28,253)	—
Proceeds from issuance of common stock	13,382	357,034
Net cash (used in) provided by financing activities	(14,871)	357,034

NET INCREASE IN CASH AND CASH EQUIVALENTS	34,666	130,642
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,738,825	3,716,446
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,773,491	$3,847,088

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid-net	—	—
Interest	$17,027	—

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously filed Form 10-K. The three and six month results represent past performance, and are not necessarily indicative of results for an entire year. Certain amounts from the fiscal 2004 financial statements have been reclassified to conform to the 2005 presentation.

2.  Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at December 31, 2004 and June 30, 2004, respectively:

	December 31, 2004	June 30, 2004
Component parts	$2,070,348	$1,988,414
Work in process	690,771	781,156
Finished units	3,213,786	4,258,565
Total inventories	5,974,905	7,028,135
Less: reserve for obsolescence	810,000	610,000
Net inventory	$5,164,905	$6,418,135

3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2004	June 30, 2004
Machinery and equipment	$2,716,746	$2,675,093
Furniture and fixtures	938,893	937,906
Leasehold improvements	218,423	218,423
Production tooling	2,078,563	2,030,618
Demonstration and loaner monitors	944,999	945,339
Property, plant and equipment - cost	6,897,624	6,807,379
Less: accumulated depreciation	(5,005,159)	(4,713,049)
Property, plant and equipment - net	$1,892,465	$2,094,330

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

Subsequently, the Company has taken action to adopt and implement a written compliance program with respect to applicable import/export rules. The Company has also undertaken a voluntary disclosure with the relevant U.S. government agencies, and has filed its completed internal audit report and all requested documents. As a result of the completed internal audit and voluntary disclosure, the Company entered into and paid a settlement with the lead U.S. government agency on December 7, 2004, which resolved all of the potential violations disclosed by the Company with a civil penalty of $45,000.

5.  Stock Options

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. If the Company had elected to recognize compensation cost for the options granted for the three months and six months ended December 31, 2004 and 2003, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003

Net income (loss) - as reported	$151,667	$412,424	$(548,642)	$20,694
Net income (loss) - pro forma	$42,730	$393,228	$(766,516)	$(17,698)

Basic net income (loss) per share - as reported	$0.01	$0.04	$(0.05)	$0.00
Diluted net income (loss) per share - as reported	$0.00	$0.04	$(0.07)	$0.00

Basic net income (loss) per share - pro forma	$0.01	$0.04	$(0.05)	$0.00
Diluted net income (loss) per share - pro forma	$0.00	$0.04	$(0.07)	$0.00

For the three months ended December 31, 2004, the Company granted options totaling 17,000 shares at a weighted average exercise price of $2.76, which are valued at $35,392. For the six months ended December 31, 2004, the Company granted options totaling 67,000 shares at a weighted average exercise price of $2.65, which are valued at $130,323. The fair value of stock options used to compute pro forma net loss and net loss per share is the estimated present value at the grant date using the Black-Scholes option-pricing model.

6.  Income Taxes

No income tax provision has been made in the consolidated statements of operations due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned. At December 31, 2004, the Company had federal net operating loss carry forwards of approximately $16,980,000 (which expire from 2008 through 2024) and state net operating loss carry forwards of approximately $11,476,000 (which expire from 2004 through 2019) available to offset future taxable income. The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

7.  Line of Credit Facility

At December 31, 2004, the Company had a $1,000,000 demand line of credit with a commercial bank, which matures on November 15, 2005, to meet its short-term borrowing needs. Borrowings against the line are payable on demand with interest payable monthly at the bank’s reference rate, plus 25% (5.25% as of December 31, 2004). As of December 31, 2004 and 2003, there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has no loan covenant restrictions.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Six Months Ended December 31, 2004 and 2003

Results of Operations

Net sales of $12,706,362 for the six months ended December 31, 2004 were down 17.2% from $15,352,694 for the same period in fiscal 2004. A 33.7% decrease in the number of units shipped was partially offset by a 20.3% increase in the average sales price per unit and a 7.8% increase in accessory sales in the current year. The reduced sales were the result of a $1,242,255 decrease in sales to our largest OEM partner, a $633,940 decrease in domestic sales, a $355,957 decrease in government sales and a $540,117 decrease in international sales in the six month period. The OEM sales decrease was partially offset by $240,362 in sales to our new OEM partner for medical imaging applications. The decrease in domestic sales was due in part to lost sales following the cancellation of two oral surgery shows in Florida and one oral surgery show in Louisiana as a result of the hurricanes. The international sales decrease was the result of a $1,130,250 order shipped in December 2003, which boosted the international sales figures for that period in fiscal 2004, without a comparable sale in the six months ended December 31, 2004.

The gross profit percentage of 39.1% for the six months ended December 31, 2004 decreased from 40.8% for the same period in fiscal 2004. The reduced margins in the current period were mainly due to the decreased manufacturing overhead absorption in the first quarter, due to the decrease in the number of units shipped against relatively fixed overhead costs.

Operating expenses for the six months ended December 31, 2004 decreased $783,484 from the same period in fiscal 2004. The decrease of $499,383 in sales and marketing expenses was due mainly to an $240,329 decrease in the commissions earned by dealers and employees. In addition, there was a decrease of $234,869 in advertising, trade shows and sales promotion spending. The decrease of $49,378 in research, development and engineering expenses was mainly due to a $63,906 reduction in depreciation expense. Administrative expenses decreased by $234,723 mainly due to the cost containment efforts such as reducing consulting expenses by $88,996, reducing accounting fees by $77,872 and reducing investor expenses by $61,854.

Total other income for the six months ended December 31, 2004 decreased $66,631 from the same period in fiscal 2004. This reduction was mainly caused by interest expense of $17,027 primarily for a new capital lease (which began in April 2004) and $45,000 paid by the Company for the settlement with the U.S. government for import/export regulation issues.

The $1,286,189 reduction in gross profit and the decrease in other income of $66,631, partially offset by the reduction in operating expenses of $783,484, resulted in a net loss of $(548,642) for the six months ended December 31, 2004 as compared to net income of $20,694 for the same period in fiscal 2004.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended December 31, 2004 and 2003

Results of Operations

Net sales of $7,375,005 for the three months ended December 31, 2004 were down 17.9% from $8,980,277 for the same period in fiscal 2004. A 39.8% decrease in the number of units shipped was partially offset by a 35.4% increase in the average sales price per unit in the current year. The reduced sales were the result of a $756,585 decrease in sales to our largest OEM partner, a $355,957 decrease in government sales and a $624,323 decrease in international sales in the current period. The international sales decrease was the result of a $1,130,250 order, for 1,650 units, that was shipped in December 2003, which boosted the international sales figures for that period in fiscal 2004, without a comparable sale in the three months ended December 31, 2004.

The gross profit percentage of 42.1% for the three months ended December 31, 2004 increased from 41.0% for the same period in fiscal 2004. A $160,327 decrease in the charges for the obsolete inventory reserve, due to improved inventory controls and practices, increased the gross profit margin.

Operating expenses for the three months ended December 31, 2004 decreased $379,697 from the same period in fiscal 2004. The decrease of $306,422 in sales and marketing expenses was due mainly to a $95,595 decrease in the commissions earned by dealers and employees and a decrease of $161,187 in advertising, trade shows and sales promotion spending. Administrative expenses decreased by $83,370 mainly due to cost containment efforts such as reducing consulting expenses by $16,774, reducing accounting fees by $15,190 and reducing investor expenses by $59,720.

Total other income for the three months ended December 31, 2004 decreased $57,237 from the same period in fiscal 2004. This reduction was mainly caused by interest expense of $10,366 primarily for a new capital lease (which began in April 2004) and $45,000 paid by the Company for the settlement with the U.S. government for import/export regulation issues.

The $583,217 reduction in gross profit and the decrease in other income of $57,237, partially offset by the reduction in operating expenses of $379,697, resulted in net income of $151,667 for the three months ended December 31, 2004 as compared to net income of $412,424 for the same period in fiscal 2004.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

As of December 31, 2004, the Company had a cash balance of $3,773,491 which was $34,666 higher than its balance at June 30, 2004 of $3,738,825. The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold its building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The Company increased its cash position by $34,666 for the six months ended December 31, 2004 as $140,120 of cash provided by operations more than offset $90,583 of capital expenditures and $14,871 of cash used for financing activities. Cash provided by operations was $140,120 for the six months ended December 31, 2004 as a $1,538,053 decrease in receivables, prepaid expenses and inventory was nearly offset by a $1,318,441 increase in total liabilities.

The Company believes all capital and liquidity requirements for the remainder of fiscal 2005 will be satisfied by cash generated from operations and its current cash balances. The Company's $1,000,000 line of credit expires in November 2005. At December 31, 2004 there were no borrowings outstanding under this line of credit.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points above the bank's reference rate. The Company had no borrowings outstanding under this bank facility at December 31, 2004 and June 30, 2004. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operation in India denominated in Indian rupees. As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes. A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the quarter ended December 31, 2004. The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

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

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on December 3, 2004. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1: Election of one director for a term ending at the 2007 annual meeting of stockholders.

	For	Withheld
Higgins D. Bailey	8,630,137	538,117

The Company's other directors consist of Jeffrey T. Barnes and N.C. Joseph Lai (whose terms end at the 2005 annual meeting of stockholders) and Emil H. Soika and Stephen K. Tannenbaum (whose terms end at the 2006 annual meeting of stockholders).

Proposal 2: Ratification of appointment of BDO Seidman, LLP as auditors of the Company.

For	Against	Abstain	Broker Non-Votes
9,082,404	70,800	15,050	0

Item 6.   Exhibits.

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

3.2	By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

4.1	Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

4.2	Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 1997).

31.1	Certification of Emil H. Soika, President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joel D. Knudson, Vice President - Finance and Secretary (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

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

CRITICARE SYSTEMS, INC.
(Registrant)

Date: February 11, 2005               BY  /s/ Joel D. Knudson
Joel D. Knudson
Vice President - Finance
(Chief Accounting Officer and
Duly Authorized Officer)