Form 10-Q
period 2005-03-31
CRITICARE SYSTEMS INC /DE/
filed 2005-05-12
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Number of shares outstanding of each class of the registrant's classes of common stock as of March 31, 2005: Class A Common Stock 11,581,766 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND JUNE 30, 2004

(UNAUDITED)

ASSETS	March 31, 2005	June 30, 2004

CURRENT ASSETS:
Cash and cash equivalents	$3,731,417	$3,738,825
Accounts receivable, less allowance for doubtful accounts
of $300,000 and $260,000, respectively	6,345,700	6,489,884
Other receivables	446,233	359,806
Inventories	5,478,645	6,418,135
Prepaid expenses	190,913	364,375
Total current assets	16,192,908	17,371,025

Property, plant and equipment - net	1,640,645	2,094,330

License rights and patents - net	71,733	76,985

TOTAL ASSETS	$17,905,286	$19,542,340

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,844,321	$3,237,405
Accrued liabilities:
Compensation and commissions	844,926	863,113
Product warranties	486,000	444,000
Liability under guarantees	—	490,000
Out of court settlement	—	200,000
Obligations under capital lease	61,442	57,712
Other	146,731	174,395
Total current liabilities	4,383,420	5,466,625

LONG-TERM LIABILITIES:
Obligations under capital lease	218,211	264,770
Other long-term obligations	13,171	21,646
Total long-term liabilities	231,382	286,416

TOTAL LIABILITIES	4,614,802	5,753,041

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized, no shares issued or outstanding	—	—
Common stock - $.04 par value, 15,000,000 shares authorized, 11,696,649 and 11,574,749 shares issued, respectively, and 11,581,766 and 11,450,021 shares outstanding, respectively
	467,865	462,990
Additional paid-in capital	24,237,384	23,965,900
Common stock held in treasury (114,883 and 124,728 shares, respectively)	(391,099)	(409,439)
Retained earnings (accumulated deficit)	(11,020,184)	(10,226,670)
Cumulative translation adjustment	(3,482)	(3,482)
Total stockholders' equity	13,290,484	13,789,299
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,905,286	$19,542,340

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004

NET SALES	$18,760,733	$21,923,864

COST OF GOODS SOLD	11,357,934	12,855,828

GROSS PROFIT	7,402,799	9,068,036

OPERATING EXPENSES:
Sales and marketing	4,231,575	5,316,293
Research, development and engineering	1,899,752	1,810,732
Administrative	2,140,193	2,484,791
Total	8,271,520	9,611,816

LOSS FROM OPERATIONS	(868,721)	(543,780)

OTHER INCOME (EXPENSE):
Interest expense	(23,091)	—
Interest income	38,311	29,496
Other income	59,987	122,371
Total	75,207	151,867

LOSS BEFORE INCOME TAXES	(793,514)	(391,913)

INCOME TAX PROVISION	—	—

NET LOSS	$(793,514)	$(391,913)

NET LOSS PER COMMON SHARE:
Basic	$(0.07)	$(0.04)
Diluted	$(0.07)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	11,469,066	11,173,768
Diluted	11,469,066	11,173,768

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004

NET SALES	$6,054,370	$6,571,171

COST OF GOODS SOLD	3,624,399	3,762,149

GROSS PROFIT	2,429,971	2,809,022

OPERATING EXPENSES:
Sales and marketing	1,358,781	1,944,077
Research, development and engineering	724,817	586,419
Administrative	649,823	759,740
Total	2,733,421	3,290,236

LOSS FROM OPERATIONS	(303,450)	(481,214)

OTHER INCOME (EXPENSE):
Interest expense	(6,064)	—
Interest income	18,238	8,748
Other income	46,405	59,859
Total	58,579	68,607

LOSS BEFORE INCOME TAXES	(244,871)	(412,607)

INCOME TAX PROVISION	—	—

NET LOSS	$(244,871)	$(412,607)

NET LOSS PER COMMON SHARE:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	11,501,085	11,326,283
Diluted	11,501,085	11,326,283

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	2005	2004
OPERATING ACTIVITIES:
Net loss	$(793,514)	$(391,913)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	448,691	442,910
Amortization	5,252	5,251
Provision for doubtful accounts	40,000	80,602
Provision for obsolete inventory	340,000	429,073
Changes in assets and liabilities:
Accounts receivable	104,184	(1,295,961)
Other receivables	(86,427)	57,073
Inventories	683,561	(400,094)
Prepaid expenses	173,462	28,939
Accounts payable	(393,084)	695,729
Accrued liabilities	(702,326)	114,555
Net cash used in operating activities	(180,201)	(233,836)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(79,078)	(324,360)
Net cash used in investing activities	(79,078)	(324,360)

FINANCING ACTIVITIES:
Retirement of obligations under capital lease	(42,828)	—
Proceeds from issuance of common stock	294,699	827,059
Net cash provided by financing activities	251,871	827,059

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,408)	268,863
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,738,825	3,716,446
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,731,417	$3,985,309

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid-net	$3,444	$3,053
Interest	$23,091	—

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously filed Form 10-K. The three and nine month results represent past performance, and are not necessarily indicative of results for an entire year. Certain amounts from the fiscal 2004 financial statements have been reclassified to conform to the 2005 presentation.

2. Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 2005 and June 30, 2004, respectively:

	March 31, 2005	June 30, 2004

Component parts	$1,992,358	$1,988,414
Work in process	1,159,774	781,156
Finished units	3,276,513	4,258,565
Total inventories	6,428,645	7,028,135
Less: reserve for obsolescence	950,000	610,000
Net inventory	$5,478,645	$6,418,135

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2005	June 30, 2004

Machinery and equipment	$2,768,721	$2,675,093
Furniture and fixtures	889,108	937,906
Leasehold improvements	218,423	218,423
Production tooling	2,064,866	2,030,618
Demonstration and loaner monitors	808,209	945,339
Property, plant and equipment - cost	6,749,327	6,807,379
Less: accumulated depreciation	(5,108,682)	(4,713,049)
Property, plant and equipment - net	$1,640,645	$2,094,330

4. Stock Options

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. If the Company had elected to recognize compensation cost for the options granted for the three months and nine months ended March 31, 2005 and 2004, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004

Net income (loss) - as reported	$(244,871)	$(412,607)	$(793,514)	$(391,913)
Net income (loss) - pro forma	$(356,989)	$(431,118)	$(1,129,867)	$(447,446)

Basic net income (loss) per share - as reported	$(0.02)	$(0.04)	$(0.07)	$(0.04)
Diluted net income (loss) per share - as reported	$(0.02)	$(0.04)	$(0.07)	$(0.04)

Basic net income (loss) per share - pro forma	$(0.03)	$(0.04)	$(0.10)	$(0.04)
Diluted net income (loss) per share - pro forma	$(0.03)	$(0.04)	$(0.10)	$(0.04)

For the three months ended March 31, 2005, the Company granted options totaling 20,000 shares at a weighted average exercise price of $3.70, which are valued at $55,724. For the nine months ended March 31, 2005, the Company granted options totaling 87,000 shares at a weighted average exercise price of $2.89, which are valued at $186,047. The fair value of stock options used to compute pro forma net loss and net loss per share is the estimated present value at the grant date using the Black-Scholes option-pricing model.

5. Income Taxes

No income tax provision has been made in the consolidated statements of operations due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned. At March 31, 2005, the Company had federal net operating loss carry forwards of approximately $16,980,000 (which expire from 2008 through 2024) and state net operating loss carry forwards of approximately $11,476,000 (which expire from 2004 through 2019) available to offset future taxable income. The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

6. Line of Credit Facility

At March 31, 2005, the Company had a $1,000,000 demand line of credit with a commercial bank, which matures on November 15, 2005, to meet its short-term borrowing needs. Borrowings against the line are payable on demand with interest payable monthly at the bank’s reference rate, plus 0.25% (6.00% as of March 31, 2005). As of March 31, 2005 and 2004, there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has no loan covenant restrictions.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Nine Months Ended March 31, 2005 and 2004

Results of Operations

Net sales of $18,760,733 for the nine months ended March 31, 2005 were down 14.4% from $21,923,864 for the same period in fiscal 2004. A 30.5% decrease in the number of units shipped was partially offset by a 13.5% increase in the average sales price per unit and a 20.7% increase in accessory sales in the current year. The reduced sales were the result of a $1,447,180 decrease in sales to Alaris Medical Systems (“Alaris”), formerly our largest OEM partner, a $1,643,251 decrease in domestic sales and a $798,963 decrease in international sales during the nine month period. Alaris was acquired by Cardinal Health in 2004. Subsequently, Cardinal Health made the decision to exit from vital signs monitor sales activities, since those products no longer fit within its core business strategy. The international sales decrease was the result of a $1,130,250 order shipped in December 2003, which increased international sales for the nine months ended March 31, 2004, without a comparable sale in the nine months ended March 31, 2005. The OEM sales decrease was partially offset by $790,122 in sales to Medrad, our newest OEM partner for medical imaging applications. The decrease in domestic sales was due in part to lost sales following the cancellation of two oral surgery shows in Florida and one oral surgery show in Louisiana as a result of the hurricanes during the first quarter.

The gross profit percentage of 39.5% for the nine months ended March 31, 2005 decreased from 41.4% for the same period in fiscal 2004. The reduced margins in the current period were mainly a result of the decreased manufacturing overhead absorption, due to the decrease in the number of units shipped against relatively fixed overhead costs.

Operating expenses for the nine months ended March 31, 2005 decreased $1,340,296 from the same period in fiscal 2004. The decrease of $1,084,718 in sales and marketing expenses was due mainly to an $388,660 decrease in the commissions earned by dealers and employees, a decrease of $230,335 in advertising, trade shows and sales promotion spending and a $244,394 decrease in operating supplies. Research, development and engineering expenses increased by $89,020. Administrative expenses decreased by $344,598 mainly due to the cost containment efforts such as reducing consulting expenses by $107,300, reducing accounting fees by $54,607, reducing investor expenses by $62,768 and reducing business insurance premium expense by $54,921.

Total other income for the nine months ended March 31, 2005 decreased $76,660 from the same period in fiscal 2004. This reduction was mainly caused by interest expense of $23,091 primarily for a new capital lease (which began in April 2004) and $45,000 paid by the Company for the settlement with the U.S. government for import/export regulation issues.

The $1,665,237 reduction in gross profit and the decrease in other income of $76,660, partially offset by the reduction in operating expenses of $1,340,296, resulted in a net loss of $(793,514) for the nine months ended March 31, 2005 as compared to a net loss of $(391,913) for the same period in fiscal 2004.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended March 31, 2005 and 2004

Results of Operations

Net sales of $6,054,370 for the three months ended March 31, 2005 were down 7.9% from $6,571,171 for the same period in fiscal 2004. A 22.5% decrease in the number of units shipped and a 0.98% decrease in the average sales price per unit, due to the product mix, were partially offset by a 45.3% increase in accessory sales in the current period. The reduced sales were the result of a $1,007,611 decrease in domestic sales, a $258,846 decrease in international sales and a $204,925 decrease in sales to Alaris, formerly our largest OEM partner, in the current period. The sales decrease was partially offset by $503,128 in sales to Medrad, our newest OEM partner for medical imaging applications, and $275,936 in government sales. Additionally, OEM sales to customers other than Medrad and Alaris increased by $107,227 in the current period.

The gross profit percentage of 40.1% for the three months ended March 31, 2005 decreased from 42.7% for the same period in fiscal 2004. The reduced margins in the third quarter were mainly due to the decreased manufacturing overhead absorption, due to the decrease in the number of units shipped against relatively fixed overhead costs.

Operating expenses for the three months ended March 31, 2005 decreased $556,815 from the same period in fiscal 2004. The decrease of $585,296 in sales and marketing expenses was due mainly to a $148,334 decrease in the commissions earned by dealers and employees, a $155,913 decrease in operating supplies, a $47,006 decrease in travel and a $34,037 decrease in advertising, trade shows and sales promotion spending. Administrative expenses decreased by $109,917 mainly due to cost containment efforts such as reducing consulting expenses by $18,304, business insurance premium expense by $20,464, recruiting expenses by $21,373 and building operating expenses by $10,232. Research, development and engineering expenses increased by $138,398.

Total other income for the three months ended March 31, 2005 decreased $10,028 from the same period in fiscal 2004. This reduction was mainly caused by interest expense of $6,064 primarily for a new capital lease (which began in April 2004).

The $556,815 reduction in operating expenses, partially offset by the reduction in gross profit of $379,051 and the decrease in other income of $10,028, resulted in a net loss of $(244,871) for the three months ended March 31, 2005 as compared to a net loss of $(412,607) for the same period in fiscal 2004.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

As of March 31, 2005, the Company had a cash balance of $3,731,417, which was $7,408 lower than its balance at June 30, 2004 of $3,738,825. The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold its building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The Company maintained its cash position for the nine months ended March 31, 2005 as $180,201 and $79,078 of cash used in operations and investing, respectively, was offset by the $294,699 of cash provided from the issuance of common stock, of which $274,275 was provided from the exercise of expiring stock options to purchase a total of 121,900 shares and the remainder represented sales pursuant to the Employee Stock Purchase Plan.

The Company believes all capital and liquidity requirements for the remainder of fiscal 2005 will be satisfied by cash generated from operations and its current cash balances. The Company's $1,000,000 line of credit expires in November 2005. At March 31, 2005 there were no borrowings outstanding under this line of credit.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 0.25% above the bank's reference rate (6.00% as of March 31, 2005). The Company had no borrowings outstanding under this bank facility at March 31, 2005 and June 30, 2004. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operation in India denominated in Indian rupees. As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes. A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the quarter ended March 31, 2005. The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

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

CRITICARE SYSTEMS, INC.
(Registrant)

Date: May 12, 2005                                                              BY /s/ Joel D. Knudson
        Joel D. Knudson
        Vice President - Finance
        (Chief Accounting Officer and
        Duly Authorized Officer)