Form 10-K
period 2005-06-30
CRITICARE SYSTEMS INC /DE/
filed 2005-09-12
CIK 812121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

Commission file number 1-31943

CRITICARE SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	39-1501563
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

20925 Crossroads Circle, Suite 100 Waukesha, Wisconsin	53186
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: 262-798-8282

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered
Voting Common Stock, $.04 par value (together with associated Preferred Stock Purchase Rights)	American Stock Exchange

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

Yes [    ]    No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]    No [ X ]

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of December 31, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $33,055,024. Shares of voting common stock held as of December 31, 2004 by any person who was an executive officer or director of the Registrant as of December 31, 2004 and any person who beneficially owned 10% or more of the outstanding voting common stock as of December 31, 2004 have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

On August 31, 2005, there were 11,823,629 shares of the registrant's $.04 par value voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of the Stockholders of the Registrant to be held December 1, 2005 are incorporated by reference into Part III of this report.

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

To meet the needs of end-users in a wide variety of patient environments, the Company has developed a broad line of patient monitors which combine one or more of its patented or other proprietary technologies, for monitoring oxygen saturation, carbon dioxide and anesthetic agents, with standard monitoring technologies that provide electrocardiogram ("ECG"), invasive and noninvasive blood pressures, temperature, heart rate and respiration rate. The Company's VitalView telemetry system allows one nurse to monitor up to sixteen patients simultaneously from a convenient central location. This allows hospitals to move out of the intensive care unit those patients that require continuous monitoring, but do not need all of an intensive care unit's extensive and costly personnel and equipment resources. In addition, the Company expects to release a new generation Model 506DX, portable cardiac monitor in the Fall of 2005.

Criticare is implementing several new business initiatives as part of its strategy to develop products for highly technical, growth oriented niche markets. The first of these initiatives involves monitoring products for anesthesia gases. In fiscal 2003, the Company introduced a new anesthesia monitoring product line for sale both under the Criticare brand name and for sale to original equipment manufacturers ("OEMs"). A second initiative is the development of a highly specialized monitoring system for medical imaging applications in an MRI environment. Criticare has entered into an agreement with an OEM, Medrad, Inc., to jointly develop and exclusively sell a highly specialized medical monitoring product to Medrad. A third initiative is the development of an Acute Care distribution network in the U.S. to sell to markets previously served through Alaris Medical Systems, Inc. (“Alaris”). Alaris, a long-time OEM customer, was acquired by Cardinal Health in 2004 and Cardinal Health subsequently made the decision to exit from vital signs monitor sales activities, since those products no longer fit within its core business strategy. Cardinal Health and Criticare have signed a transition agreement which will enable Criticare's new Acute Care distribution network the opportunity to sell to the former Alaris customer base. Criticare believes this independent distribution network, coupled with its new portable cardiac monitor approved by the U.S. Food and Drug Administrative ("FDA"), will present new opportunities for growth in the highly technical Acute Care market.

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

Poet™ Plus 8100 Vital Signs Monitors. The full-featured CSI 8100 Vital Signs Monitor provides maximum flexibility for hospital, transport and outpatient care settings. The unit's custom configurations include ECG, ComfortCuff™ noninvasive blood pressure, DOX™ digital oximetry, heart rate, temperature, respiration rate, and nurse call interface. Optional features include CO2, CO2/O2 and invasive blood pressure monitoring and an integrated printer. The 8100 is well suited for busy departments that require basic vital signs monitoring to conscious sedation.

Poet™ IQ 8500 and Poet™ IQ2 8500Q Anesthetic Gas Monitors. The Poet™ IQ 8500 gas monitor is used in conjunction with the Poet™ Plus 8100 Vital Signs Monitor to provide a unique combination of leading edge vital signs technology and anesthesia gas monitoring in a compact, modular system. The Poet™ IQ2 8500Q Gas Monitor provides leading edge anesthesia gas monitoring in a compact stand alone monitor. The operating systems of both monitors consist of an integrated, solid state module based upon a proprietary infrared technology developed by Criticare. The operating systems automatically monitor up to five anesthetic agents plus nitrous oxide, oxygen, and carbon dioxide.  The systems also utilize a unique, disposable water trap component that is also proprietary to the Company. These products were released in March 2003 and are being marketed as configurable systems for applications by OEMs and as Criticare branded products. The systems’ reliable performance, ease of use, flexible design, and affordable cost make them the ideal monitoring solutions for anesthesia applications in hospitals and surgical centers.

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

VitalView™ Central Monitoring Station. The VitalView central station makes it possible for one nurse or technician to monitor up to sixteen patients simultaneously. The VitalView can receive, display and store data from a wide variety of Criticare monitors and patient-borne multiple parameter telemetry devices for continuous, comprehensive vital signs monitoring. In addition, the VitalView can be used as a wireless device or hardwired and has ST and arrhythmia analysis capabilities.

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

Automatic External Defibrillator. In the fourth quarter of fiscal 2003 the Company entered into a distribution agreement with a manufacturer of automatic external defibrillators that will allow Criticare to sell the manufacturer’s defibrillators in the markets in which Criticare has an established presence. This newly developed system is designed for people exhibiting symptoms of cardiac arrest, making earlier intervention possible. The defibrillator will safely monitor the victim and advise whether a shock is necessary. After the person is successfully defibrillated, the electrodes can remain attached to continuously monitor the person during transport in the ambulance to the hospital.

Marketing and Sales

Domestic Sales. At August 31, 2005, the Company's domestic sales force consisted of three employees and 89 independent dealers. The Company's sales force and independent dealers market the Company's vital signs monitors and pulse oximeters primarily to surgery centers, dental and physician offices, and nursing homes.

The Company sells some of its higher-end monitors (anesthetic agent monitors and VitalView central stations) to domestic hospitals. With the development of an Acute Care distribution network, the Company is working to achieve a significant presence in U.S. hospitals that generally purchase medical equipment through large group purchasing organizations (GPOs). These GPOs contract large medical equipment suppliers who can provide not only medical monitors, but also the majority of the hospital’s other medical equipment and service needs (such as CT scanners and MRI equipment). In addition, Cardinal Health and Criticare have signed a transition agreement which will enable Criticare’s new Acute Care distribution network the opportunity to sell to the former Alaris customer base. Alaris, formerly the Company’s largest customer, generated 8.0%, 12.5%, and 13.0% of the Company’s total net sales in fiscal 2005, 2004, and 2003, respectively. Alaris was acquired by Cardinal Health in 2004, and Cardinal Health subsequently made the decision to exit from vital signs monitor sales activities, since those products no longer fit within its core business strategy.

In June 1999 the Company began to focus on selling to OEMs with the hiring of a senior manager to lead this effort, and the OEM business has been a significant sales channel for the Company with 22.9% of total net sales in fiscal 2005. Modules and stand-alone monitors were developed and marketed for blood pressure and anesthetic gases for specific OEM customers. OEM business is expected to be a primary driver of growth in future periods. In particular, sales of the Company’s newly developed anesthesia products and a highly specialized monitoring system for medical imaging applications are expected to continue to be mainly for new OEM partners. In July 2004, Criticare shipped the initial prototypes of this monitoring product to Medrad, Inc. Medrad, the Company's newest OEM partner for medical imaging applications, was the Company's largest customer in fiscal 2005, accounting for net sales of approximately $3,100,000, which represented 12% of the Company's total net sales.

International Sales. One of the Company's principal marketing strategies has been to target international markets, particularly Europe, Latin America and the Pacific Rim countries. During fiscal 2005, Criticare sold its products, principally to hospitals, in over 77 countries through over 94 independent dealers.

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

In fiscal 2005, 44% of Criticare's net sales, or $11.7 million, was attributable to international sales, of which approximately 62% was from sales in Europe and the Middle East, 15% was from sales to Pacific Rim countries and 23% was from sales to Canada and Central and South America. In both fiscal 2004 and 2003, 41% of Criticare's net sales were attributable to international sales. Other than inventory and accounts receivable for the Company’s branch office in India totaling approximately $1.3 million, there are no material identifiable assets of the Company located in foreign markets. The Company primarily sells its products in United States dollars and is therefore not subject to currency risks other than currency fluctuations from its operation in India; however, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less price competitive in those markets. In addition, significant devaluation of certain foreign currencies could adversely affect the collectibility of accounts receivable from international customers. The Company analyzes this risk before making shipments to countries it views as unstable.

Service, Support and Warranty. Criticare believes that customer service is a key element of its marketing program. At August 31, 2005, the Company had a customer service and technical support staff of 21 people at its Waukesha, Wisconsin facility. Customer service support is available 24 hours a day, seven days a week, with the majority of customers’ technical problems being resolved over the telephone. The customer service staff also provide periodic training and education of the direct sales force who in turn provide training to the dealers and end-users.

Criticare's monitors and sensors are generally warranted against defects for one year. If a problem develops with a Criticare product while under warranty, the Company typically provides a replacement unit until the product can be repaired at the Company's facility. The Company offers extended warranties and service contracts on all of its monitors.

Manufacturing

Historically, Criticare had manufactured and assembled its products internally, principally at the Company's facility in Waukesha, Wisconsin. Due mainly to pricing pressures on monitoring systems worldwide, in fiscal 2001 the Company entered into an agreement with two offshore contract manufacturing firms located in Taiwan and Ireland, respectively, that exclusively manufacture medical devices in a regulated environment. During fiscal 2005, the Company ended the supply agreement with the contract manufacturing firm in Ireland. The contract manufacturing firm in Taiwan also has manufacturing capabilities in China and the U.S. and a portion of Criticare’s production has been transitioned to China to continue to receive favorable pricing and a portion has been transitioned to the U.S. to satisfy the “made in U.S.A.” requirements of certain customers. The Company works closely with this firm to maintain product quality and reliability. This firm performs the same rigorous quality control testing at its facilities that Criticare had done in the past at its own facility. With the majority of the Company’s manufacturing outsourced as of the end of calendar 2001, Criticare concentrates on product enhancements and new product development, customer service, and increased involvement with its OEM customers. The Company will manufacture and assemble all proprietary medical devices at the Company’s facility in Waukesha, Wisconsin. In addition, the Company will continue limited production of new products internally during the development phase and for a short period after commercial introduction until production can be effectively transitioned to offshore manufacturers.

Any inability of the offshore manufacturer to deliver products on a timely basis could have a material adverse effect on the Company. However, the manufacturer has the ability to produce the Company’s products in Taiwan, China, and the U.S. Therefore, the Company is not totally reliant on a single plant or single source to supply product. This factor, combined with the Company’s ability to continue to manufacture at its headquarters in Waukesha, Wisconsin, reduces the Company’s risk of supply interruption.

The Company has achieved certification under the International Organization for Standardization’s (ISO) standards 9001 and 9002. The offshore contract manufacturing firm has achieved certification under ISO's standard 9001. See "Regulation."

Research, Development and Engineering

Criticare has focused its research, development and engineering expenditures on products designed to meet identified market demands. The Company seeks to apply its expertise in gas monitoring, vital signs monitoring, and related sensor technology to develop new products and adapt existing products for new markets. At August 31, 2005, the Company had an in-house research, development and engineering staff of 22 people. The Company's research, development and engineering expenditures were $2.6 million in fiscal 2005, $2.5 million in fiscal 2004 and $2.7 million in fiscal 2003.

Research and development efforts for fiscal 2005 has focused on the development and release of the Veris MRI compatible vital signs monitor. In addition, research and development efforts for fiscal 2004 and 2003 have focused on the development and release of the 8500 series monitors which feature automatic identification and quantification of all five approved anesthetic agents and the development of a highly specialized monitoring system for medical imaging applications.

Competition

The markets for the Company's products are highly competitive. Many of Criticare's competitors, including the principal ones described below, have greater financial resources, more established brand identities and reputations, longer histories in the medical equipment industry and larger direct and more experienced sales forces than Criticare. In these respects, such companies have a competitive advantage over Criticare. In addition, internationally there are many in-country manufacturers that supply duty and tariff-free low cost monitors that make it difficult for the Company to be price competitive in these countries.

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

The Company believes that the worldwide anesthetic agent and carbon dioxide monitor markets are comparatively fragmented, with Datex/Ohmeda, a subsidiary of General Electric Company, Andros Incorporated, and Dräger Medical as the principal competitors. The market for vital signs monitors includes competitors such as General Electric Company, Dräger Medical, Datascope Corp., Philips Electronics, Welch Allyn Inc., and Spacelabs Medical, Inc., a subsidiary of OSI Systems, Inc. Internationally, the market for vital signs monitors includes the competitors mentioned above, as well as in-country manufacturers that supply low cost monitors that are not required to comply with the rigorous regulations of the FDA.

Regulation

As a manufacturer of medical diagnostic equipment, the Company is regulated by the FDA and similar foreign governmental agencies. In producing its products, the Company must comply with a variety of regulations, including the good manufacturing practices regulations of the FDA. In addition, it is subject to periodic inspections by the FDA. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to ban or recall products from the market and to prohibit the operation of manufacturing facilities. The Company believes its products comply with applicable FDA regulations in all material respects. In addition, the Company received ISO 9002 certification on April 29, 1993 and ISO 9001 certification on July 8, 1994.

Under the Federal Food, Drug and Cosmetic Act, as amended, all medical devices are classified as Class I, Class II or Class III, depending upon the level of regulatory control to which they will be subjected. Class III devices, which are the most highly controlled devices, are subject to premarket approval by the FDA prior to commercial distribution in the United States.

The Company's current products have not been subject to the FDA's comprehensive Class III premarket approval requirements, but are generally subject to premarket notification requirements. If a new device is substantially equivalent to a device that did not require premarket approval, premarket review is satisfied through a procedure known as a "510(k) submission," under which the applicant provides product information supporting its claim of substantial equivalence. The FDA may also require that it be provided with clinical trial results showing the device's safety and efficacy.

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

Patents and Trademarks

The Company believes one of its principal competitive advantages is provided by its patented and other proprietary technology including its sensor technology, infrared specific anesthetic gas monitoring technology, UltraSync signal processing software and disposable respiratory secretion filter system. The Company has 19 issued U.S. patents and one patent application pending. The Company's U.S. patents expire between 2006 and 2022. Criticare also has 14 issued foreign patents and 9 foreign patent applications pending. There is no assurance that any patents held or secured by the Company will provide any protection or commercial or competitive benefit to the Company. There is also no assurance that the Company's products will not infringe upon patents held by others. The Company is the owner of United States trademark registrations for "POET", "POET IQ", "MPT", "REMOTEVIEW", "MICROVIEW", "VITALVIEW", "SCHOLAR", and "WATERCHEK".

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

Employees

At August 31, 2005 Criticare, had 95 employees in the U.S., including 22 in research, development and engineering, 21 in customer service and support, 24 in manufacturing and operations, 13 in administration, 9 in sales and marketing, and 6 in quality control. Criticare also utilizes four international country managers that work as independent contractors to support its international sales efforts. The Company also has an operation in India with 20 employees.

Many of the Company's technical employees are highly skilled. The Company believes that its continued success depends in part on its ability to continue to attract qualified management, marketing and technical personnel. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Backlog

Criticare's backlog on June 30, 2005 and 2004 was $9,788,662 and $742,183, respectively. The current year backlog is driven by the extended delivery schedule from Medrad, which totaled $8,052,614 as of June 30, 2005. Criticare generally delivers its products out of inventory when specified by the customer. The Company does not believe that its backlog at any date is indicative of its future sales.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock has traded on the American Stock Exchange under the symbol “CMD” since December 18, 2003. Prior to December 18, 2003, the Company’s common stock was traded on the Nasdaq National Market under the symbol “CXIM”. As of June 30, 2005, there were approximately 220 holders of record of the common stock. The Company has never paid dividends on its common stock and has no plans to pay cash dividends in the foreseeable future. The Company’s credit agreement prohibits any redemption of shares of common stock or any distribution or dividend to the Company’s stockholders.

	Years Ended June 30,
	2005		2004

Quarter Ended:	High	Low	High	Low
September 30	$2.95	$1.74	$3.85	$3.08
December 31	$3.71	$1.97	$4.10	$3.07
March 31	$3.72	$3.00	$4.45	$3.62
June 30	$5.16	$2.90	$4.08	$2.85

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data with respect to the Company for each of the periods indicated, which should be read along with our consolidated financial statements and the notes to those statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2005	2004	2003	2002	2001

Net sales	$26,781,627	$28,591,481	$28,562,943	$26,219,618	$27,736,304
Net loss	(422,245)	(2,100,573)	(938,596)	(1,425,181)	(178,232)
Net loss per common share-- basic and diluted	$(0.04)	$(0.19)	$(0.08)	$(0.13)	$(0.02)
Average shares outstanding-- basic and diluted.	11,514,786	11,240,685	11,071,735	10,876,818	10,171,394
Stockholders' equity	$14,209,140	$13,789,300	$15,034,208	$18,387,067	$21,005,816
Long-term obligations	210,592	286,417	38,662	3,151,879	3,270,131
Working capital	12,339,332	11,756,441	12,895,476	15,464,899	17,995,488
Total assets	19,060,473	19,542,341	18,762,327	25,474,256	29,871,854

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Criticare designs, manufactures and markets vital signs and gas monitoring instruments and related noninvasive sensors used to monitor patients in many healthcare environments. The Company sells its products both in the U.S. and in international markets to customers such as hospitals, surgery centers, dental and physicians offices, and nursing homes. In June 1999 the Company began to focus on selling to OEMs, and the OEM business has been a significant sales channel for the Company with 22.9% of total sales in fiscal 2005. During 2003, the Company entered into an OEM agreement with a customer to jointly develop and exclusively sell a highly specialized medical monitoring product for use in an MRI environment to the OEM. Prototypes of this product were shipped in July 2004, with production shipments beginning in January 2005.

Criticare is implementing several new business initiatives as part of its strategy to develop products for highly technical, growth oriented niche markets. The first of these initiatives involves monitoring products for anesthesia gases. In fiscal 2003, the Company introduced an anesthesia monitoring product line for sale both under the Criticare brand name and for sale to OEMs. A second initiative is the development of a highly specialized monitoring system for medical imaging applications in an MRI environment. In 2003, Criticare entered into an agreement with Medrad, the Company's newest OEM customer for medical imaging applications, to jointly develop and exclusively sell a highly specialized medical monitoring product to Medrad. In July 2004, Criticare shipped the initial prototypes of this monitoring product to Medrad and production shipments began in January 2005. Medrad was the Company's largest customer in fiscal 2005, accounting for 11.6% of the Company's net sales in fiscal 2005. The third initiative is the development of an Acute Care distribution network in the U.S. to sell to markets previously served through Alaris. Alaris, a long time OEM customer, was acquired by Cardinal Health in 2004, and Cardinal Health subsequently made the decision to exit from vital signs monitor sales activities, since those products no longer fit within its core business strategy. Cardinal Health and Criticare have signed a transition agreement which will enable Criticare's new Acute Care distribution network the opportunity to sell to the former Alaris customer base. Criticare believes this independent distribution network, coupled with its new FDA-approved portable cardiac monitor, will present new opportunities for growth in the highly technical Acute Care market.

Fourth quarter net sales for fiscal 2005 of $8,020,894 were 20.3% higher than the $6,667,617 in net sales for the same period of fiscal 2004, principally due to the increasing production shipments to Medrad. Fourth quarter net income for fiscal 2005 was $371,268 as compared with a $(1,708,659) net loss for the period of fiscal 2004. For the full year, fiscal 2005 had net sales of $26,781,627 and a net loss of $(422,245) as compared to net sales $28,591,481 and a net loss $(2,100,573) in fiscal 2004.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations expressed as percentages of net sales.

	Percentage of Net Sales Years Ended June 30,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	60.9	58.8	63.5
Gross profit	39.1	41.2	36.5

Operating expenses:
Sales and marketing	21.2	25.0	22.3
Research, development and engineering	9.8	8.9	9.6
Administrative	10.8	12.8	13.4
Total	41.8	46.7	45.3

Loss from operations	(2.7)	(5.5)	(8.8)

Interest expense	(0.1)	--	(0.3)
Interest income	0.2	0.1	0.2
Foreign currency exchange gain (loss)	0.5	--	0.3
Gain on sale of stock	--	--	4.5
Other income	0.5	(1.9)	0.9

Loss before income taxes	(1.6)	(7.3)	(3.2)
Income tax provision	--	--	--
Net loss	(1.6)%	(7.3)%	(3.2)%

Fiscal Year Ended June 30, 2005 Compared to June 30, 2004

Net sales decreased $1,809,854 to $26,781,627 for fiscal 2005 compared to $28,591,481 for fiscal 2004. The decrease resulted from a 30.4% decrease in the number of units shipped that was partially offset by a 25.0% increase in the average sales price per unit and a 26.6% increase in accessory sales in the current year. The reduced sales were also the result of a $1,451,260 decrease in sales to Alaris, formerly our largest OEM customer, a $2,054,985 decrease in domestic sales and a $534,322 decrease in international sales during fiscal 2005. The international sales decrease was the result of a $1,130,250 order shipped in December 2003, which increased international sales for the year ended June 30, 2004, without a comparable sale in fiscal 2005. The Alaris OEM sales decrease was offset by $3,100,199 of sales to Medrad, our newest OEM customer for medical imaging applications, in fiscal 2005. The decrease in domestic sales was due to a number of factors, including $366,140 of orders that were unable to ship by year end; the growing trend in the defibrillator market of direct sales rather than through an establish distribution network; the postponed sales of patient monitors awaiting the release of our next generation portable patient monitor; the overall maturation of the oral surgery market; and to lost sales following the cancellation of three oral surgery shows, two oral surgery shows in Florida and one oral surgery show in Louisiana, as a result of the hurricanes during the first quarter of fiscal 2005. Due to the recent hurricane, the status of an upcoming oral surgery show scheduled for October in New Orleans is uncertain at this time. The show may be rescheduled for later in fiscal 2006 or it may be cancelled. The lower unit sales and higher average sales price per unit were driven, in part, by a large shipment of pulse oximeters to supply a government tender in Mexico in fiscal 2004. These units monitor pulse oximetry only and therefore carried a much lower average selling price than the Company’s equipment that monitors multiple vital signs parameters. OEM sales in fiscal 2005 were $6,132,000 and represented 22.9% of total sales, compared to $4,634,000 (16.5% of total sales) in fiscal 2004.

The gross profit percentage of 39.1% realized in fiscal 2005 decreased from the 41.2% generated in the prior year. The reduced margins in the current period were mainly a result of the decreased manufacturing overhead absorption due to the decrease in the number of units shipped against relatively fixed overhead costs.

Charges to cost of goods sold for potentially obsolete inventory totaled $281,003 in fiscal 2005 which compared to $509,001 for fiscal 2004. This inventory is considered obsolete and will be disposed of and removed from Criticare’s warehouse during fiscal 2006.

Total operating expenses in fiscal 2005 decreased by $2,147,534 from the prior year as a $88,005 increase in research, development and engineering expenses partially offset a $1,480,362 reduction in sales and marketing expenses and a $755,177 reduction in administrative expenses. The decrease in sales and marketing expenses was primarily due to a $471,065 decrease in the commissions earned by dealers and employees, a decrease of $339,647 in advertising, trade shows and sales promotion spending, a $405,953 decrease in operating supplies and a $434,864 decrease in payroll and related benefit expenses. Administrative expenses decreased by $755,177 mainly due to the cost containment efforts, including a reduction in consulting expenses of $117,311, a reduction in investor expenses of $66,676 and a reduction in business insurance premium expense of $17,483. In addition, bad debt expense of $421,340 was incurred in the prior year to write off the receivable due from an international distributor as compared to the current year.

Total other income for the Company was $303,950 for the fiscal year ended June 30, 2005 which compared to total other expense of $(526,060) for fiscal 2004. The increase in other income was due in part to a foreign currency exchange gain of $131,885 related to the Company’s operation in India. Moreover, other expense in the prior year included a $200,000 charge to settle a dispute with a customer, over a 1999 product installation, to avoid litigation. The Company elected to settle this issue rather than incur the significant legal and administrative costs deemed necessary to successfully defend its position. Prior year other expenses also included a $400,000 charge for the potential call of a standby letter of credit used to guarantee fund borrowings by an international distributor and a $90,000 charge to satisfy a claim for duties and Value Added Tax associated with importation of products into a foreign country on behalf of the international distributor.

Fiscal Year Ended June 30, 2004 Compared to June 30, 2003

Net sales increased $28,538 to $28,591,481 for fiscal 2004 compared to $28,562,943 for fiscal 2003. The increase resulted from an 11.9% increase in the number of units shipped that was partially offset by a 10.3% reduction in the average sales price per unit and a 6.9% decrease in accessory sales in fiscal 2004. The higher unit sales and lower average sales price per unit were driven by a large shipment of pulse oximeters to supply a government tender in Mexico. These units monitor pulse oximetry only and therefore carry a much lower average selling price than the Company’s equipment that monitors multiple vital signs parameters. OEM sales in fiscal 2004 were $4,631,000 and represented 16.5% of total sales, compared to $5,457,000 (19.1% of total sales) in fiscal 2003.

The gross profit percentage of 41.2% realized in fiscal 2004 increased from the 36.5% generated in fiscal 2003. The lower margins in fiscal 2003 were driven mainly by $1,752,352 in charges to cost of goods sold to increase the obsolescence reserve for inventory associated with discontinued products and for potential obsolete inventory. Charges to cost of goods sold for potentially obsolete inventory totaled $509,001 in fiscal 2004 and this $1,217,328 reduction in charges in fiscal 2004 increased margins from fiscal 2003.

Total operating expenses in fiscal 2004 increased by $395,790 from fiscal 2003 as a $174,581 reduction in administrative expenses and a $204,748 decrease in research, development and engineering expenses partially offset a $775,119 increase in sales and marketing expenses. A $364,240 reduction in legal and consulting fees primarily related to the internal review conducted in fiscal 2003 by the Company of its import and export procedures was the main contributor to the lower administrative expenses. In addition, a final payment in fiscal 2003 of $150,000 made to the Company’s former CEO and founder to satisfy past severance obligation issues increased administrative expenses in fiscal 2003 compared to fiscal 2004. These reductions were offset by the increase in bad debt expense of $331,240 related to the reserve of an international distributor receivable. The lower research, development and engineering expenses were mainly due to funding received from an OEM business partner to jointly develop a new line of highly specialized monitoring system for medical imaging applications that was partially offset by higher spending to support the project. The higher sales and marketing expenses were mainly driven by increased spending to promote the Company’s new line of anesthesia monitoring products and to enter the veterinary market, including the hiring of four direct salespeople to support these efforts. Also contributing to the increase in sales and marketing spending were clinical trials conducted to test enhancements made to one of the Company’s vital signs parameters.

The Company generated other expense of $526,060 in fiscal 2004 compared to other income of $1,578,176 that was recognized in fiscal 2003. Other income in fiscal 2003 included the recognition of a $1,290,252 gain on the sale of the Company’s Immtech International, Inc. stock, $93,000 in profits from the completion of a medical equipment integration project with an international distributor, an $82,403 foreign currency exchange gain related to the Company’s operation in India, and a $41,208 gain on the sale of the Company’s building. Total other expense in fiscal 2004 included a $200,000 charge to settle a dispute with a customer, over a 1999 product installation, to avoid litigation. The Company elected to settle this issue rather than incur the significant legal and administrative costs deemed necessary to successfully defend its position. Total other expenses included a $400,000 charge for the potential call of a standby letter of credit used to guarantee fund borrowings by an international distributor. Total other expenses also included a $90,000 charge to satisfy a claim for duties and Value Added Tax associated with importation of products into a foreign country on behalf of the international distributor.

Accounting Pronouncements

The Company will implement SFAS No. 123 (Revised), "Accounting for Stock-Based Compensation," as of the fiscal year 2006, beginning July 1, 2005.  If the Company had elected to recognize compensation cost for the options granted during the years ended June 30, 2005 and 2004, consistent with the method prescribed by SFAS No. 123 (Revised), the net loss would have been increased by $(211,498) and $(285,566), respectively.

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

Revenues for integration contracts where Criticare Integration acts as an intermediary to supply medical equipment and supplies to medical facilities in countries in the Black Sea Economic Zone are recognized on a net basis for services rendered upon completion of the transaction giving rise to the service. Since there was no activity in fiscal 2005 or fiscal 2004 for these integration services and the activity for fiscal 2003 was not material, they are included in the accompanying statement of operations for fiscal 2003 as other income.

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

During fiscal 2005, the reserve for obsolete inventory was decreased $171,700 to $438,300 at June 30, 2005 due mainly to the disposal of obsolete inventory that had been reserved for in prior years. During fiscal 2004, the reserve for obsolete inventory was decreased $790,000 to $610,000 at June 30, 2004 due mainly to the disposal of obsolete inventory that had been reserved for in prior years.

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

Liquidity and Capital Resources

As of June 30, 2005, the Company had a cash balance of $3,680,965 as compared with its fiscal 2004 year-end cash balance of $3,738,825. The Company has continued to maintain a bank debt free balance sheet since August of 2002 when it sold its building and used the proceeds from the sale to retire the bank debt on the facility.

The Company has been able to increase its cash position by $157,895 over the last three fiscal years despite generating losses of $(3,461,414) during this period. Non-cash expenses consisting primarily of depreciation expense and provisions for obsolete inventory decreased the Company’s profitability $4,195,237 during the last three fiscal years, but did not impact the Company’s cash flows. Over the last three fiscal years the Company has been able to fund $1,943,895 of cash used in operations and capital spending of $1,305,605 primarily with $1,723,477 of cash provided from the exercise of stock options and $1,290,252 from the sale in fiscal 2003 of the Company’s shares of Immtech International, Inc.

In fiscal 2005, $688,724 of cash was generated from the exercise of 280,337 shares of expiring stock options and an additional $131,250 of cash was generated from the exercise of 70,000 shares of expiring stock warrants. This cash provided partially offset the $726,064 of cash used in operations and the $116,167 of capital spending in fiscal 2005. In fiscal 2004, $855,664 of cash provided from the exercise of 470,725 shares under expiring stock options more than offset $413,063 of capital spending and $408,864 of cash used in operations. In fiscal 2003, the Company generated cash of $1,290,252 through the sale of its shares in Immtech International, Inc. and another $598,039 of net cash through the sale of its building and the retirement of the debt on the facility. These cash inflows more than offset the $808,967 of cash used in operations and $776,375 of capital spending in fiscal 2003.

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. No major capital equipment expenditures are expected in the Company’s next fiscal year ending June 30, 2006. The Company also has a $2,000,000 line of credit currently in place that could be utilized, if necessary. At June 30, 2005, there were no borrowings outstanding under this line of credit. The credit facility has covenants which require minimum income or liquidity levels. The Company was in compliance with the covenants at June 30, 2005. This line expires in June 2006.

The following table summarizes the Company’s contractual cash obligations at June 30, 2005 in the categories set forth below, and the effect such obligations are expected to have on its liquidity and cash flow in future fiscal periods:

	Total	2006	2007	2008	2009	2010 and Thereafter
Operating leases	$772,042	$335,937	$327,366	$79,418	$27,283	$2,038
Capital leases	310,320	82,560	82,560	82,560	52,140	10,500
Contract Mfg obligations	555,000	555,000	--	--	--	--
Other long-term obligations	23,708	15,147	7,902	659	--	--
Total contractual obligations	$1,661,070	$988,644	$417,828	$162,637	$79,423	$12,538

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points below the bank's reference rate. The Company had no borrowings outstanding under this bank facility at June 30, 2005, 2004, and 2003. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operations in India which are denominated in Indian rupees. As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes. A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal year ended June 30, 2005. The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND 2004

	2005	2004
ASSETS (Note 6)
CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 10)	$3,680,965	$3,738,825
Accounts receivable, less allowance for doubtful accounts
of $300,000 and $260,000, respectively (Note 1)	6,847,432	6,489,885
Other receivables (Note 1)	645,479	359,806
Inventories (Notes 1 and 2)	5,551,093	6,270,177
Prepaid expenses	255,104	364,375
Total current assets	16,980,073	17,223,067

PROPERTY, PLANT AND EQUIPMENT (Note 1):
Machinery and equipment	2,800,269	2,675,093
Furniture and fixtures	947,726	937,906
Leasehold improvements	220,407	218,423
Demonstration and loaner monitors	1,352,267	1,093,297
Production tooling	2,009,809	2,030,618
Property, plant and equipment - cost	7,330,478	6,955,337
Less accumulated depreciation	5,320,061	4,713,049
Property, plant and equipment - net	2,010,417	2,242,288

OTHER ASSETS (Notes 1 and 3):
License rights and patents - net	69,983	76,985
Total other assets	69,983	76,985
TOTAL ASSETS	$19,060,473	$19,542,341

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2004

CURRENT LIABILITIES:
Accounts payable	$3,033,559	$3,237,406
Accrued liabilities:
Compensation and commissions	900,636	863,113
Product warranties (Notes 1 and 4)	452,000	444,000
Liability under guarantees (Note 13)	--	490,000
Out of court settlement	--	200,000
Obligations under capital lease (Note 12)	62,739	57,712
Other	191,807	174,395
Total current liabilities	4,640,741	5,466,626

LONG-TERM LIABILITIES:
Obligations under capital lease (Note 12)	202,031	264,770
Other long-term obligations	8,561	21,646
Total long-term liabilities	210,592	286,416

COMMITMENTS AND CONTINGENCIES (Notes 7, 9 and 12)

TOTAL LIABILITIES	4,851,333	5,753,042

STOCKHOLDERS' EQUITY (Notes 1 and 8):
Preferred stock - $.04 par value, 500,000 shares authorized,
no shares issued or outstanding	--	--
Common stock - $.04 par value, 15,000,000 shares authorized, 11,925,086 and
11,574,749 shares issued, and 11,812,493 and 11,450,021 outstanding, respectively	477,003	462,990
Additional paid-in capital	24,775,995	23,965,900
Common stock held in treasury (112,593 and 124,728 shares, respectively)	(386,834)	(409,439)
Retained earnings (accumulated deficit)	(10,648,912)	(10,226,670)
Cumulative translation adjustment	(8,112)	(3,482)
Total stockholders' equity	14,209,140	13,789,299
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,060,473	$19,542,341

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	2005	2004	2003

NET SALES (Notes 10 and 11)	$26,781,627	$28,591,481	$28,562,943

COST OF GOODS SOLD	16,311,144	16,821,782	18,131,293

GROSS PROFIT	10,470,483	11,769,699	10,431,650

OPERATING EXPENSES:
Sales and marketing (Note 1)	5,670,505	7,150,867	6,375,748
Research, development and engineering (Note 1)	2,620,134	2,532,129	2,736,877
Administrative (Note 9)	2,906,039	3,661,216	3,835,797
Total	11,196,678	13,344,212	12,948,422

LOSS FROM OPERATIONS	(726,195)	(1,574,513)	(2,516,772)

OTHER (EXPENSE) INCOME:
Interest expense (Note 12)	(28,848)	(9,282)	(91,533)
Interest income	58,710	37,176	51,197
Foreign currency exchange gain (Note 1)	131,885	--	82,403
Gain on sale of stock (Note 1)	--	--	1,290,252
Other income (expense)	142,203	(553,954)	245,857
Total	303,950	(526,060)	1,578,176

LOSS BEFORE INCOME TAXES	(422,245)	(2,100,573)	(938,596)

INCOME TAX PROVISION (Notes 1 and 5)	--	--	--

NET LOSS	$(422,245)	$(2,100,573)	$(938,596)

NET LOSS PER COMMON SHARE (Note 1):
Basic and diluted	$(0.04)	$(0.19)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 1):
Basic and diluted	11,514,786	11,240,685	11,071,735

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2005, 2004 AND 2003

							Retained
			Additional	Common Stock			Earnings	Cumulative	Unrealized	Total
	Common Stock		Paid-In	Treasury		Subscriptions	(Accumulated	Translation	Gain on	Stockholders’
	Shares	Amount	Capital	Shares	Cost	Receivable	Deficit)	Adjustment	Investment	Equity

Balance, June 30, 2002	11,199,524	$447,981	$23,350,124	100,890	$(309,059)	$(225,000)	$(7,187,501)	$5,832	$2,304,689	$18,387,066

Net loss							(938,596)			(938,596)
Unrealized holding (loss) arising
during period									(1,014,437)	(1,014,437)
Reclassification (gain) included
in net income									(1,290,252)	(1,290,252)
Cumulative translation adjustment								(9,314)		(9,314)
Comprehensive income/(loss)										(3,252,599)
Exercise of options	4,500	180	7,133							7,313
Employee common stock
purchased from treasury			2,987	(5,798)	10,800					13,787
Repurchase of Company stock				35,100	(121,359)					(121,359)

Balance, June 30, 2003	11,204,024	$448,161	$23,360,244	130,192	$(419,618)	$(225,000)	$(8,126,097)	$(3,482)	$0	$15,034,208

Net loss							(2,100,573)			(2,100,573)

Comprehensive income/(loss)
Exercise of options	370,725	14,829	600,455			225,000				840,284
Employee common stock
purchased from treasury			5,201	(5,464)	10,179					15,380

Balance, June 30, 2004	11,574,749	$462,990	$23,965,900	124,728	$(409,439)	$0	$(10,226,670)	$(3,482)	$0	$13,789,299

Net loss							(422,242)			(422,242)
Cumulative translation adjustment								(4,630)		(4,630)
Comprehensive income/(loss)										(426,872)
Exercise of options	280,337	11,213	677,511							688,724
Exercise of warrants	70,000	2,800	128,450							131,250
Employee common stock
purchased from treasury			4,134	(12,135)	22,605					26,739

Balance, June 30, 2005	11,925,086	$477,003	$24,775,995	112,593	$(386,834)	$0	$(10,648,912)	$(8,112)	$0	$14,209,140

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003

	2005	2004	2003

OPERATING ACTIVITIES:
Net loss	$(422,245)	$(2,100,573)	$(938,596)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation	588,559	635,322	881,703
Amortization	7,002	7,001	7,001
Gain on sale of fixed assets	--	--	(41,208)
Provision for doubtful accounts	40,000	393,758	38,566
Provision for obsolete inventory	(171,700)	509,001	1,752,352
Gain on sale of Immtech stock	--	--	(1,290,252)
Changes in assets and liabilities:
Accounts receivable	(397,548)	(1,256,444)	(425,683)
Other receivables	(285,673)	193,341	191,072
Inventories	650,266	(469,269)	(934,389)
Prepaid expenses	109,271	(23,441)	112,413
Accounts payable	(203,846)	964,452	(58,543)
Accrued liabilities	(640,150)	737,988	(103,403)
Net cash used in operating activities	(726,064)	(408,864)	(808,967)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(116,167)	(413,063)	(776,375)
Proceeds from sale of fixed assets	--	--	3,795,164
Proceeds from sale of Immtech stock	--	--	1,290,252
Net cash (used in) provided by investing activities	(116,167)	(413,063)	4,309,041

FINANCING ACTIVITIES:
Repurchase of Company common stock	--	--	(121,359)
Retirement of long-term debt	--	--	(3,197,125)
Retirement of obligation under capital lease	(57,712)	(11,358)	--
Proceeds from issuance of common stock	846,713	855,664	21,100
Net cash provided by (used in) financing activities	789,001	844,306	(3,297,384)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,630)	--	(9,314)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(57,860)	22,379	193,376
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,738,825	3,716,446	3,523,070
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,680,965	$3,738,825	$3,716,446

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid—net	$2,506	$3,053	$6,013
Interest	26,596	11,535	110,322
Noncash investing and financing activities:
Cost of fixed asset disposals	61,522	1,898,210	3,754,245
Property, Plant, and Equipment acquired under capital lease	--	333,840	--
Holding (loss) on investment in Immtech	--	--	(1,014,437)

See notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003

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

Principles of Consolidation -- The consolidated financial statements include the accounts of Criticare Systems, Inc. (the "Company") and its wholly owned subsidiaries: Criticare International GmbH Marketing Services ("Criticare International"), CSI Trading, Inc. ("CSI Trading"), Criticare Service GmbH ("Criticare Service"), Criticare Biomedical, Inc. ("Criticare Biomedical"), Sleep Care, Inc. ("Sleep Care"), and Criticare Integration, Inc. (“Criticare Integration”). CSI Trading was incorporated in November 1996 to assist with European marketing activities and includes an operation in India. All significant intercompany accounts and transactions have been eliminated.

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

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The general reserve in the allowance for doubtful accounts is a calculation based upon the accounts receivable balance and the historical effectiveness of Criticare’s collection of those receivables. The general reserve as of June 30, 2005 and 2004 is $89,602 and $53,748, respectively. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2005 and 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories -- Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Investments -- In accordance with Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders’ equity. The Company’s investments were in marketable equity securities and were classified as available-for-sale securities. The Company’s investment in stock of Immtech International, Inc. was sold at a gain in 2003. There were no held-to-maturity or trading securities as of June 30, 2005.

Other Receivables -- Other receivables in fiscal 2005 and 2004 consist mainly of tender deposits in the amount of $145,090 and $122,218, respectively, and receivables to be paid via letters of credit amounting to $256,627 and $81,862, respectively.

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

The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 144”), when indications of potential impairment exist. The amount of any impairment is calculated by comparing the estimated fair market value with the carrying value of the related asset. Management considers such factors as current operating results, trends, and future prospects, in addition to other economic factors in performing this analysis. No such impairments exist at June 30, 2005 and 2004.

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

Shipping Costs - Any shipping costs that are billable to the customer are included in revenue and all shipping costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranties -- Estimated costs for product warranties are accrued for and charged to operations as the related products are shipped and installed.

Marketing Expenses -- Marketing expenses include all of the Company's sales related costs. Bad debt expense totaled $87,695, $393,758 and $38,566 in fiscal 2005, 2004 and 2003, respectively.

Advertising Costs -- Advertising costs are expensed as incurred. Advertising costs totaled $68,120, $101,174, and $76,950 for the years ended June 30, 2005, 2004, and 2003, respectively.

Research and Development Expenses -- Research and development costs are charged to operations as incurred. Such expenses totaled $2,561,386, $2,271,476 and $2,503,137 in fiscal 2005, 2004, and 2003, respectively.

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

Net Loss Per Common Share -- Basic loss per share is computed using the weighted average number of common shares outstanding during the periods. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The basic and diluted weighted average number of common shares outstanding in the financial statements are the same in fiscal years 2005, 2004, and 2003 because including a diluted calculation in a loss position would produce an anti-dilutive per share amount. The number of diluted weighted average common shares outstanding would be higher by 131,230 shares in 2005, 335,215 shares in 2004, and 328,172 shares in 2003 without this anti-dilutive impact.

Stock Options - The Company grants options to purchase Criticare Systems, Inc. common shares under stock option plans that are described more fully in Note 8. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and the additional disclosures required by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure”, but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans. The Company will implement SFAS No. 123 (Revised), "Accounting for Stock-Based Compensation," as of the fiscal year 2006, beginning July 1, 2005. If the Company had elected to recognize compensation cost for the options granted during the years ended June 30, 2005, 2004 and 2003, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Years Ended June 30,
	2005	2004	2003

Net loss--as reported	$(422,245)	$(2,100,573)	$(938,596)
Less compensation expense for options granted	211,498	285,566	173,152
Net loss--pro forma	$(633,743)	$(2,386,139)	$(1,111,748)

Net loss per common share--as reported	$(0.04)	$(0.19)	$(0.08)
Less compensation expense for options granted	0.02	0.02	0.02
Net loss per common share--pro forma (basic and
diluted)	$(0.06)	$(0.21)	$(0.10)

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

Reclassifications - Certain amounts from the fiscal 2004 financial statements have been reclassified to conform to the fiscal 2005 presentation.

2.	INVENTORIES

Inventories consist of the following as of June 30:

	2005	2004

Component parts	$3,573,396	$1,988,414
Work in process	1,085,172	781,156
Finished units	1,330,825	4,110,607
Total inventories	5,989,393	6,880,177
Less: reserve for obsolescence	438,300	610,000
Net inventory	$5,551,093	$6,270,177

3.   LICENSE RIGHTS AND PATENTS

The components of and changes in the carrying amount of license rights and patents are as follows:

	2005	2004

License rights and patents	$196,777	$196,777
Accumulated amortization	(126,794)	(119,792)
Net license rights and patents	$69,983	$76,985

Future amortization of license and patents is as follows at June 30, 2005:

Year ended June 30,

2006	$ 7,001
2007	7,001
2008	7,001
2009	7,001
2010	7,001
Thereafter	34,978
Total	$69,983

Approximately $7,000 of amortization was charged to operations in each of the fiscal years ended June 30, 2005, 2004, and 2003.

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

Changes in the Company’s warranty liability for fiscal years 2005 and 2004 are as follows:

	2005	2004

Balance, beginning of year	$444,000	$312,000
Warranties issued	297,955	453,212
Settlements	(289,955)	(321,212)
Changes in estimated pre-existing warranties	--	--
Balance, end of year	$452,000	$444,000

The Company’s warranty settlements for fiscal 2003 totaled $352,865.

5.	INCOME TAXES

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

The valuation allowance was increased $360,000 in 2005 and $1,095,000 in 2004.

Significant components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

	June 30,	June 30,	June 30,
	2005	2004	2003

Deferred income tax assets:
Accounts receivable and sales allowances	$148,000	$133,000	$148,000
Inventory allowances	196,000	269,000	580,000
Product warranties	177,000	174,000	122,000
Other accrued liabilities	146,000	135,000	122,000
Severance pay accrual	9,000	14,000	21,000
Federal net operating loss carryforwards	6,004,000	5,772,000	4,543,000
State net operating loss carryforwards	601,000	574,000	502,000
Federal tax credit carryforwards	198,000	198,000	198,000
Excess of book over tax depreciation and amortization	116,000	0	0
Investment losses not deducted	118,000	118,000	118,000
Total deferred income tax assets	7,713,000	7,387,000	6,354,000

Deferred income tax liabilities:
Excess of tax over book depreciation and amortization	0	(22,000)	(106,000)
Prepaid expenses	(42,000)	(54,000)	(32,000)
Total deferred income tax liabilities	(42,000)	(76,000)	(138,000)

Valuation allowance	(7,671,000)	(7,311,000)	(6,216,000)

Net deferred income taxes recognized in the consolidated balance sheets	$0	$0	$0

At June 30, 2005, the Company had federal net operating loss carryforwards of approximately $17,661,000 which expire in 2008 through 2025. At June 30, 2005, the Company had available for federal income tax purposes approximately $87,000 of alternative minimum tax credit carryforwards which carry forward indefinitely and approximately $111,000 of tax credit carryforwards which expire in the years 2007 through 2009. The Company also has approximately $12,022,000 of state net operating loss carryforwards, which expire in 2005 through 2020, available to offset certain future state taxable income.

The income tax provision consists of the following:

	2005	2004	2003

Current
Federal	$0	$0	$0
State	0	0	0
Total income tax provision	$0	$0	$0

A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

	2005	2004	2003

Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Losses for which no benefit was provided	77.2	49.1	33.0
Stock options and warrants	(46.0)%	(15.5)%	(0.3)%
Other—net	2.8	0.4	1.3
Effective income tax rate	0%	0%	0%

6.	LINE OF CREDIT FACILITY

At June 30, 2005, the Company had a $2,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, less 0.25% (6.00% as of June 30, 2005). As of June 30, 2005, 2004, and 2003 there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants which require minimum income or liquidity levels. The Company was in compliance with the covenants at June 30, 2005.

7.	CONTINGENCIES

From time to time, various lawsuits arise out of the normal course of business. These proceedings are handled by outside counsel. Currently management is not aware of any claim or action pending against the Company that would have a material adverse effect on the Company.

8.	STOCKHOLDERS' EQUITY

Stock Options -At the annual stockholders meeting held on November 14, 2003, the Company’s stockholders approved the Criticare Systems, Inc. 2003 Stock Option Plan (the “2003 Plan”). This 2003 Plan replaced the 1992 Employee Stock Option Plan and the 1992 Non-Employee Stock Option Plan (collectively, the “1992 Plans”) and 179,380 reserved shares of common stock available under the 1992 Plans were moved to the 2003 Plan. The stockholders also approved 250,620 shares being available for future grants in addition to the 179,380 shares currently available, for a total of 430,000 shares authorized for issuance under the 2003 Plan. The Company also has options outstanding under two plans which existed prior to the approval of the 1992 Plans, the 1987 Employee Stock Option Plan and the 1987 Non-Employee Stock Option Plan (collectively with the 1992 Plans, the "Old Plans"). As a result of the approval of the 2003 Plan, no new stock options can be granted under the Old Plans, although the Company can regrant existing stock options under the Old Plans to extend the terms of such options. The Board of Directors has authorized in connection with these stock option plans the issuance of 2,710,620 reserved shares of common stock, of which 45,624 reserved shares remain available for future issuance at June 30, 2005. The Board of Directors increased the number of reserved shares for issuance under the Plans from 1,720,000 to 2,220,000 during 2001, from 2,220,000 to 2,460,000 during 2002, and from 2,460,000 to 2,710,620 during 2003. The activity during 2003, 2004 and 2005 for the above plans is summarized as follows:

	Number of	Stock Options	Weighted Avg.
	Shares	Price Range	Exercise Price

Outstanding at June 30, 2002	1,209,620	$1.50-4.40	$2.26
Granted	273,950	2.88-3.11	2.91
Cancelled	(52,700)	2.97-3.62	3.18
Exercised	(4,500)	1.63	1.63
Outstanding at June 30, 2003	1,426,370	1.50-4.40	2.35
Granted	414,000	3.05-4.37	3.19
Cancelled	(39,750)	1.63-4.30	3.21
Exercised	(370,725)	1.50-2.97	1.66
Outstanding at June 30, 2004	1,429,895	1.88-4.40	2.75
Granted	96,000	2.25-5.13	2.97
Cancelled	(189,200)	2.88-3.75	3.16
Exercised	(280,337)	1.88-4.30	2.46
Outstanding at June 30, 2005	1,056,358	1.88-5.13	2.77

The following table summarizes information about stock options outstanding as of June 30, 2005:

Options Outstanding				Options Exercisable
		Weighted Average
	Shares	Remaining	Weighted	Shares
Range of	Outstanding	Contractual	Average Exercise	Exercisable	Weighted Average
Exercise Prices	At June 30, 2005	Life-Years	Price	at June 30, 2005	Exercise Price

$ 1.88-2.88	451,250	2.39	$ 2.34	310,625	$ 2.15
2.97-4.40	605,108	5.16	3.10	347,728	3.05

$ 1.88-4.40	1,056,358	3.97	$ 2.77	658,353	$ 2.62

The weighted average exercise price of exercisable options at June 30, 2005, 2004, and 2003 was $2.62, $2.56, and $2.18, respectively.

Outstanding options have fixed terms and are exercisable over a period determined by the Compensation Committee of the Company's Board of Directors but no longer than ten years after the date of grant.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and the additional disclosures required by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure”, but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. The fair value of stock options is the estimated present value at the grant date using the Black-Scholes option-pricing model. The weighted average fair market value of the options granted during fiscal 2005, 2004, and 2003, along with the assumptions used, follows below:

		Years Ended June 30,
	2005	2004	2003

Weighted average fair market value of options granted during the fiscal year ended June 30	$1.62	$0.95	$0.69

Assumptions used:
Expected volatility	55.0%	80.0%	80.0%
Risk-free interest rate	3.74%	4.39%	2.87%
Expected option life (in years)	6.25	9.40	4.40

Stock Warrants -- In February 1998, the Company executed a warrant agreement with a consultant. The warrant agreement provided for the issuance of warrants to purchase up to 150,000 shares of common stock at a price of $3.00 per share. The warrant was exercisable as to 30,000 shares upon execution of the agreement and the warrants to purchase the remaining 120,000 shares were to be exercisable if certain performance parameters were achieved by February 1999. No such parameters were achieved. These warrants expired in February 2003, but were amended. The 30,000 warrants were extended for an additional five years with an exercise price of $2.88 per share which represents the closing price of the Company’s stock on the date the warrants were amended. The fair value of the extended warrants, based on the estimated present value at the grant date using the Black-Scholes pricing model, totaled $24,990 and was expensed during the year in which they were extended, fiscal 2003.

In December 2000, the Company executed another warrant agreement with the consultant. The warrant agreement provides for the issuance of warrants to purchase up to 70,000 shares of common stock at a price of $1.875 per share. The warrant vests over a four year period in four equal increments each year on the anniversary date of the warrant. The warrant terminates as to any shares that are unvested at the time the consultant ceases to provide consulting services to the Company. As of December 21, 2004, the warrant had fully vested. During fiscal 2005, this warrant was exercised in full to purchase 70,000 shares. The fair value of this warrant is the estimated present value at the grant date using the Black-Scholes pricing model. The fair value is then expensed evenly over the vesting period of each of the grants. Based upon the pricing model and vesting period, Criticare recognized consulting expense of $0, $0 and $766, respectively, for fiscal 2005, 2004 and 2003 in accounting for this warrant.

Preferred Stock - The Company's Board of Directors has the authority to determine the relative rights and preferences of any series it may establish with respect to the 500,000 shares of $.04 par value authorized preferred shares. As of June 30, 2005, no preferred stock was issued or outstanding.

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

Common Stock Held in Treasury - At June 30, 2005 and 2004, the Company held in Treasury 112,593 and 124,728 shares of common stock, respectively. On February 28, 2002, the Criticare Board of Directors approved the purchase in the open market of up to 500,000 shares of Criticare common stock. At June 30, 2005 and 2004, the Company held in Treasury 76,223 shares of common stock purchased in accordance with this stock buyback program.

9. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan which covers substantially all employees. Company contributions to the plan are discretionary and determined annually by the Company's Board of Directors. The Company's contributions were approximately $97,000, $96,000, and $92,000 in 2005, 2004 and 2003, respectively.

10. BUSINESS AND CREDIT CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, certificates of deposit, and accounts receivable. These financial instruments are carried at approximate fair value, less appropriate allowance, due to their short maturities.

The Company maintains cash balances which at times may exceed federally insured limits. As of June 30, 2005 and 2004, the Company held $3,380,965 and $3,425,816, respectively, in excess of federally insured limits. The Company’s management evaluates the creditworthiness of the financial institutions in which it places its cash. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk for cash accounts.

The Company is a manufacturer of medical monitors and telemetry products whose customers include hospitals and alternative health care sites throughout the world. Although the Company's products are sold primarily to health care providers, concentrations of credit risk with respect to trade accounts receivable are limited due to the Company's large number of customers, their geographic dispersion, and the Company’s credit evaluation process. The Company currently coordinates substantially all international sales and distribution activities through its headquarters in Waukesha, Wisconsin. Other than inventory and accounts receivable for the Company’s operation in India totaling approximately $1.3 million, identifiable assets located outside of the United States are insignificant in relation to the Company's total assets. Net export sales by geographic area are as follows:

	2005	2004	2003

Europe and Middle East	$7,182,000	$7,164,000	$7,812,000
Pacific Rim	1,787,000	1,389,000	1,614,000
Canada and Central and South America	2,689,000	3,246,000	2,218,000
Export net sales	$11,658,000	$11,799,000	$11,644,000
U.S. net sales	15,124,000	16,792,000	16,919,000
Total net sales	$26,782,000	$28,591,000	$28,563,000

Note:   Sales in Europe and the Middle East have been combined above due to joint sales responsibility in these areas. No foreign country made up more than 10% of the Company’s total net sales.

11. OTHER BUSINESS CONCENTRATIONS

During 2003, the Company entered into an OEM agreement with a customer to jointly develop and exclusively sell a highly specialized medical monitoring product to the OEM. In July 2004, Criticare shipped the initial prototypes of this monitoring product to this OEM and in January 2005 production shipments began. Sales to this customer approximated $3,100,000 in fiscal 2005, which represented approximately 12% of the Company's total net sales. The Company had a receivable balance from this customer of $1,373,836 on June 30, 2005, which represented 20% of the Company's total receivables as of this date.

During 1999, the Company entered into an OEM agreement with a customer. Sales to this customer approximated $2,129,000, $3,580,000, and $3,723,000 in fiscal 2005, 2004, and 2003, respectively, which represented approximately 8%, 13% and 13% of the Company's total net sales in each of these fiscal years. The Company had a receivable balance from this customer of $218,891, $295,463, and $396,775 on June 30, 2005, 2004, and 2003, respectively, which represented 3%, 4%, and 6% of the Company's total receivables as of these dates.

In fiscal 2001, the Company entered into agreements with two offshore contract manufacturing firms to supply finished products. During fiscal 2005, the Company ended the supply partnership agreement with one of the contract manufacturing firms. A summary of the purchases and outstanding payables to these two companies for the years ended June 30, 2005, 2004, and 2003 follows below:

	2005	2004	2003

Supplier I - Purchases	$6,193,106	$6,756,279	$6,710,734
% of total purchases	29.5%	30.0%	25.6%
Accounts payable balance	$610,479	$1,227,116	$1,034,427
% of total payables	20.1%	37.9%	45.5%

Supplier II - Purchases	$270,058	$1,115,484	$2,958,231
% of total purchases	1.3%	5.0%	11.3%
Accounts payable balance	$0	$200,978	$114,975
% of total payables	0.0%	6.2%	5.1%

12. COMMITMENTS

The Company leases various equipment under both operating leases and a capital lease, which expire at various dates through fiscal 2010.

On January 19, 2004 the Company entered into a lease agreement for the hardware and software for a new business system. This lease has been accounted for as a capital lease in accordance with SFAS No. 13, “Accounting for Leases”. The following is an analysis of this capital lease:

	June 30, 2005	June 30, 2004

Machinery and equipment	$333,840	$333,840
Less accumulated depreciation	(71,537)	(23,846)
Net	$262,303	$309,994

Depreciation expense was $47,691 and $23,846, respectively, in fiscal 2005 and 2004.

In August 2002 the Company sold its facility headquartered in Waukesha, Wisconsin and leased back approximately 62% of the building’s square footage through August 2007. Rent expense was $337,281 in 2005 and $328,268 in 2004 for the five year building lease and all other lease commitments.

The following is a schedule by years of the future minimum lease payments under this capital lease and future minimum rental payments required under operating leases, together with the present value of the net minimum lease payments at June 30, 2005:

	Capital	Operating
Fiscal year ending June 30	Lease	Leases
2006	$82,560	$335,937
2007	82,560	327,366
2008	82,560	79,418
2009	52,140	27,283
2010 and thereafter	10,500	2,038

Total minimum lease payments	$310,320	$772,042
Less amount representing interest	(45,550)
Present value of net minimum lease payments	$264,770
Less current portion at June 30, 2005	62,739
Long-term portion at June 30, 2005	$202,031

During fiscal 2001, the Company entered into supply partnership agreements with two offshore contract manufacturing firms that exclusively manufacture medical devices in a regulated environment. These two firms manufacture specific products designated by the Company in accordance with formal purchase orders. The initial term of the agreements is for a period of three years and is automatically extended for additional periods of two years each, unless either party gives written notice at least sixty days prior to the end of the initial term or the then current extension term. During fiscal 2005, the Company ended the supply partnership agreement with one of the contract manufacturing firms. To ensure an adequate supply of products manufactured by this company is maintained, the remaining agreement requires that this firm keeps on hand in its finished goods inventories one full month of supply of all products under current purchase orders. At June 30, 2005 and 2004, a one month supply of product maintained at the firm would total approximately $555,000. In the event the Company would cancel a purchase order under the agreement, the Company would be required to purchase at cost all raw materials, work-in-progress and finished goods inventories for that purchase order. The total work-in-process and raw material inventories for the agreement is approximately $555,000. In addition, any property or equipment that this firm purchased specifically for the production of the Company's products would be purchased at mutually agreed upon prices. There have not been any purchase order cancellations under this agreement.

13.  GUARANTEES

Criticare Integration, a wholly owned U.S. subsidiary of the Company, was incorporated on April 8, 2003 to supply medical equipment and supplies to medical facilities in countries in the Black Sea Economic Zone (Albania, Armenia, Azerbaijan, Bulgaria, Georgia, Romania, and the Ukraine). The Company had set up a standby letter of credit for $400,000 on behalf of a Romanian company it was working with in connection with this new venture. In fiscal 2004, Criticare recognized a charge to other expenses in the amount of $400,000 to reserve for the impending call of this guarantee. In addition, Criticare also had an outstanding receivable due from the international distributor relating to equipment sold by Criticare to the international distributor. In fiscal 2004, Criticare believed that it would be unlikely to be able to collect the receivable due from the international distributor or recover the equipment shipped. Accordingly, Criticare set up an allowance for the expected write off in the amount of $421,000. A reserve in the amount of $90,000 was also been established to satisfy a claim for duties and Value Added Tax associated with importation of products into a foreign country on behalf of the international distributor.

14.  QUARTERLY RESULTS - Unaudited

The following table contains quarterly information, which includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation.

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2005	2005	2004	2004	2004	2004	2003	2003
	(in thousands, except per share data)

Net sales	$8,021	$6,055	$7,375	$5,331	$6,668	$6,571	$8,980	$6,372
Gross profit	3,068	2,430	3,101	1,871	2,702	2,809	3,685	2,574
Net income (loss)	371	(245)	152	(700)	(1,708)	(413)	412	(392)
Net income (loss) per
common share:
—Basic and diluted	0.03	(0.02)	0.01	(0.06)	(0.15)	(0.04)	0.04	(0.04)

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Criticare Systems, Inc.:
Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of Criticare Systems, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Criticare Systems, Inc. at June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Milwaukee, Wisconsin
August 12, 2005

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 Not applicable.

Item 9A.  CONTROLS AND PROCEDURES.

   As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President - Finance, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s Chief Executive Officer and Vice President - Finance concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based upon the evaluation described above, the Company’s Chief Executive Officer and Vice President - Finance concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Audit Committee Matters—Audit Committee Financial Expert" and "Corporate Governance Matters—Code of Business Ethics" in the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed on or before October 28, 2005 (the "Criticare Proxy Statement").

   The Audit Committee of the Company's Board of Directors is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Dr. Higgins D. Bailey, Dr. N.C. Joseph Lai and Stephen K. Tannenbaum (Chairman).

Item 11.  EXECUTIVE COMPENSATION.

   Information regarding executive compensation is incorporated herein by reference to the discussion under "Executive Compensation" and "Compensation of Directors" in the Criticare Proxy Statement.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

   Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under "Security Ownership" in the Criticare Proxy Statement.

   The following table summarizes share information for the Company’s equity compensation plans as of June 30, 2005, including the 2003 Stock Option Plan, the 1992 Employee Stock Option Plan, the 1992 Non-Employee Stock Option Plan, the 1987 Employee Stock Option Plan, the 1987 Non-Employee Stock Option Plan and the Company’s Employee Stock Purchase Plan.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	in first column)

Equity compensation
plans approved by
security holders	1,056,358 shares	$2.77 per share	477,897 shares

Equity compensation
plans not approved by
security holders	30,000 shares	$2.88 per share	0 shares
Total	1,086,358 shares	$2.78 per share	477,897 shares

    As noted in the table above, the Company has issued warrants to a consultant which have not been approved by the Company’s stockholders. The Company extended warrants for the purchase of 30,000 shares of Common Stock issued to the consultant expiring in February 2003 for an additional five years with an exercise price of $2.88 per share.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information regarding certain relationships and related party transactions is incorporated herein by reference to the discussion under "Executive Compensation—Employment Agreements” in the Criticare Proxy Statement.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

   Information regarding the fees and services of the independent registered public accounting firm is incorporated herein by reference to the discussion under “Audit Committee Matters—Fees of Independent Registered Public Accounting Firm” in the Criticare Proxy Statement.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

    (a)    The following documents are filed as part of this report:

1.    Financial Statements. The following consolidated financial statements of the Company are included in Item 8 of this report.

Consolidated Balance Sheets - as of June 30, 2005 and 2004.

Consolidated Statements of Operations - for the years ended June 30, 2005, 2004 and 2003.

Consolidated Statements of Stockholders' Equity - for the years ended June 30, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows - for the years ended June 30, 2005, 2004 and 2003.

Notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm.

2.    Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm.

Financial Statement Schedule for the years ending June 30, 2005, 2004 and 2003:

Schedule
Number	Description	Page

II	Valuation and Qualifying	51
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

3.2    By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

4.1    Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

4.2    Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on April 18, 1997).

10.1*      2003 Stock Option Plan (and form of stock option grant agreement) (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2004)..

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

                        10.12*   Employment Agreement of Joseph P. Lester (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.13*   Employment Agreement of Deborah A. Zane.

10.14*   Employment Agreement of Joel D. Knudson.

10.15*   Employment Agreement of Michael Larsen.

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

    (b)  Exhibits.

       The response to this portion of Item 15 is submitted as a separate section of this report.

    (c)     Financial Statement Schedules.

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

Date:  September 9, 2005

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

Signature	Title	Date

/s/ Emil H. Soika	President, Chief Executive Officer	September 9, 2005
Emil H. Soika	and Director (Principal Executive
Officer)

/s/ Joel D. Knudson	Vice President-Finance and Secretary	September 9, 2005
Joel D. Knudson	(Principal Financial and Accounting
Officer)

/s/ Higgins Bailey	Chairman of the Board and Director	September 9, 2005
Dr. Higgins Bailey

/s/ N.C. Joseph Lai	Director	September 9, 2005
N.C. Joseph Lai, Ph.D.

/s/ Jeffrey T. Barnes	Director	September 9, 2005
Jeffrey T. Barnes

/s/ Stephen K. Tannenbaum	Director	September 9, 2005
Stephen K. Tannenbaum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Criticare Systems, Inc.:
Waukesha, Wisconsin

The audits referred to in our report dated August 12, 2005 relating to the consolidated financial statements of Criticare Systems, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Milwaukee, Wisconsin
August 12, 2005

SCHEDULE II

CRITICARE SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
YEAR ENDED JUNE 30, 2003:
Allowance for doubtful accounts	$300,000	$38,566	$38,566	$300,000
Reserve for sales returns and allowances	$72,945	$5,000	$--	$77,945
Reserve for obsolete inventory	$946,000	$1,752,352	$1,298,352	$1,400,000
YEAR ENDED JUNE 30, 2004:
Allowance for doubtful accounts	$300,000	$393,758	$433,758	$260,000
Reserve for sales returns and allowances	$77,945	$--	$--	$77,945
Reserve for obsolete inventory	$1,400,000	$509,001	$1,299,001	$610,000
YEAR ENDED JUNE 30, 2005:
Allowance for doubtful accounts	$260,000	$87,695	$47,695	$300,000
Reserve for sales returns and allowances	$77,945	$--	$--	$77,945
Reserve for obsolete inventory	$610,000	$281,003	$452,703	$438,300