Form 10-Q
period 2005-09-30
CRITICARE SYSTEMS INC /DE/
filed 2005-11-10
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2005

OR

_____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from  ___________ to ___________

Commission file number  -1-31943

CRITICARE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-1501563
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20925 Crossroads Circle, Suite 100, Waukesha, Wisconsin	53186
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code  (262) 798-8282

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

        Yes ____   No     X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes ____   No     X

Number of shares outstanding of each class of the registrant's classes of common stock as of September 30, 2005: Class A Common Stock 12,009,426 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND JUNE 30, 2005

(UNAUDITED)
ASSETS	September 30, 2005	June 30, 2005

CURRENT ASSETS:
Cash and cash equivalents	$3,589,832	$3,680,965
Accounts receivable, less allowance for doubtful accounts
of $300,000 and $300,000, respectively	7,710,851	6,847,432
Other receivables	654,404	645,479
Inventories	6,420,233	5,551,093
Prepaid expenses	264,188	255,104
Total current assets	18,639,507	16,980,073

Property, plant and equipment - net	2,233,177	2,010,417

License rights and patents - net	68,232	69,983

TOTAL ASSETS	$20,940,917	$19,060,473

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,420,623	$3,033,559
Accrued liabilities:
Compensation and commissions	847,226	900,636
Product warranties	422,522	452,000
Obligations under capital lease	64,063	62,739
Other	184,572	191,807
Total current liabilities	5,939,006	4,640,741

LONG-TERM LIABILITIES:
Obligations under capital lease	185,510	202,031
Other long-term obligations	6,586	8,561
Total long-term liabilities	192,096	210,592

TOTAL LIABILITIES	6,131,102	4,851,333

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized
no shares issued or outstanding	—	—
Common stock - $.04 par value, 15,000,000 shares authorized, 12,120,461 and
11,925,086 shares issued, and 12,009,426 and 11,812,493 outstanding, respectively	484,818	477,003
Additional paid-in capital	25,228,574	24,775,995
Common stock held in treasury (111,035 and 112,593 shares, respectively)	(383,931)	(386,834)
Retained earnings (accumulated deficit)	(10,511,534)	(10,648,912)
Cumulative translation adjustment	(8,112)	(8,112)
Total stockholders' equity	14,809,815	14,209,140
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,940,917	$19,060,473

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)
	2006	2005

NET SALES	$7,672,313	$5,331,357

COST OF GOODS SOLD	4,737,013	3,459,923

GROSS PROFIT	2,935,300	1,871,434

OPERATING EXPENSES:
Sales and marketing	1,486,832	1,314,487
Research, development and engineering	626,650	541,118
Administrative	764,747	749,904
Total	2,878,229	2,605,509

INCOME (LOSS) FROM OPERATIONS	57,071	(734,075)

OTHER INCOME (EXPENSE):
Interest expense	(5,443)	(6,661)
Interest income	20,256	8,608
Other income	65,494	31,819
Total	80,307	33,766

INCOME (LOSS) BEFORE INCOME TAXES	137,378	(700,309)

INCOME TAX PROVISION	—	—

NET INCOME (LOSS)	$137,378	$(700,309)

NET INCOME (LOSS) PER COMMON SHARE
Basic	$0.01	$(0.06)
Diluted	$0.01	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	11,843,923	11,451,465
Diluted	12,192,149	11,451,465

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$137,378	$(700,309)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	146,155	152,656
Amortization	1,751	1,751
Provision for doubtful accounts	—	40,075
Provision for obsolete inventory	(125,440)	75,000
Changes in assets and liabilities:
Accounts receivable	(863,419)	525,261
Other receivables	(8,925)	283,160
Inventories	(949,483)	(352,326)
Prepaid expenses	(9,084)	140,150
Accounts payable	1,387,064	(1,044,457)
Accrued liabilities	(92,098)	(304,109)
Net cash used in operating activities	(376,101)	(1,183,148)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(163,132)	(56,374)
Net cash used in investing activities	(163,132)	(56,374)

FINANCING ACTIVITIES:
Retirement of obligations under capital lease	(15,197)	(13,979)
Proceeds from issuance of common stock	463,297	5,388
Net cash provided by (used in) financing activities	448,100	(8,591)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(91,133)	(1,248,113)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,680,965	3,738,825
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,589,832	$2,490,712

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid-net	$2,825	$3,125
Interest	$5,443	$6,661

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously filed Form 10-K. Certain amounts from the fiscal 2005 financial statements have been reclassified to conform to the 2006 presentation.

2.  Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at September 30, 2005 and June 30, 2005, respectively:

	September 30, 2005	June 30, 2005
Component parts	$2,581,319	$3,573,396
Work in process	1,228,376	1,085,172
Finished units	2,923,398	1,330,825
Total inventories	6,733,093	5,989,393
Less: reserve for obsolescence	312,860	438,300
Net inventory	$6,420,233	$5,551,093

3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2005	June 30, 2005
Machinery and equipment	$2,946,676	$2,800,269
Furniture and fixtures	951,263	947,726
Leasehold improvements	220,407	220,407
Production tooling	2,023,001	2,009,809
Demonstration and loaner monitors	1,688,295	1,352,267
Property, plant and equipment - cost	7,829,642	7,330,478
Less: accumulated depreciation	(5,596,465)	(5,320,061)
Property, plant and equipment - net	$2,233,177	$2,010,417

The Company capitalizes and subsequently reports at the lower of unamortized cost or net realizable value, all software production costs once technological feasibility has been established for the product.

4.  Stock Options

Prior to fiscal 2006, the Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, compensation cost recognized in fiscal 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for the prior year has not been restated. If the Company had elected to recognize compensation cost for the options granted for the three months ended September 30, 2004, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months ended September 30,
	2005	2004

Net income (loss) - as reported	$137,378	$(700,309)
Add: Stock-based employee compensation
expense included in reported net income	40,017	--
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards	(40,017)	(29,362)
Net income (loss) - pro forma	$137,378	$(729,671)

Basic and diluted net income (loss) per share - as reported	$0.01	$(0.06)
Basic and diluted net income (loss) per share - pro forma	$0.01	$(0.06)

For the three months ended September 30, 2004 the Company granted options totaling 50,000 shares at an exercise price of $2.61, which are valued at $73,576. The fair value of stock options used to compute pro forma net income (loss) and net income (loss) per share is the estimated present value at the grant date using the Black-Scholes option-pricing model.

5.  Income Taxes

No income tax provision has been made in the consolidated income statements due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned. At September 30, 2005, the Company had federal net operating loss carry forwards of approximately $17,661,000 (which expire from 2008 through 2025) and state net operating loss carry forwards of approximately $12,022,000 (which expire from 2005 through 2020) available to offset future taxable income. The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

6.  Line of Credit Facility

At September 30, 2005, the Company had a $2,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, less 0.25% (6.50% as of September 30, 2005). As of September 30, 2005 and 2004 there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants which require minimum income or liquidity levels. The Company was in compliance with the covenants at September 30, 2005.

7.  Net Income (Loss) Per Common Share

Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The basic and diluted weighted average number of common shares outstanding in the financial statements are the same in fiscal year 2005 because including a diluted calculation in a loss position would produce an anti-dilutive per share amount. The number of diluted weighted average common shares outstanding would be higher by 95,950 shares in 2005 without this anti-dilutive impact.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended September 30, 2005 and 2004

Results of Operations

Net sales of $7,672,313 for the three months ended September 30, 2005 increased 43.9% from $5,331,357 for the same period in fiscal 2005. A 10.7% increase in the number of units shipped and a 29.8% increase in the average sales price were partially offset by a 12.8% reduction in accessory sales in the current period. The increased sales were the result of a $831,946 net increase in original equipment manufacturer ("OEM") sales, $547,095 in acute care sales, a $410,182 increase in international sales and a $294,309 increase in domestic sales. 67.7% of the Company’s increased sales were driven by an increase in sales to our largest OEM customer.

The gross profit percentage of 38.2% for the three months ended September 30, 2005 increased from 35.1% for the same period in fiscal 2005. The increased margins in the current period were mainly due to increased manufacturing overhead absorption, resulting from the increase in the number of units shipped and relatively fixed overhead costs. The gross profit for the first quarter of fiscal 2006 was adversely affected by increased overhead costs associated with the one-time manufacturing start-up costs related to our new portable cardiac monitor. Upon the stabilization of the portable cardiac monitor product line and manufacturing process, the Company will explore cost savings through the offshore manufacturing of the monitor.

Operating expenses for the three months ended September 30, 2005 increased $272,720 from the same period in fiscal 2005. The increase of $172,345 in sales and marketing expenses was due mainly to a $75,603 increase in the commissions earned by dealers and employees, due to increased sales, combined with a $57,620 decrease in service sales for the three months ended September 30, 2005. The increase of $85,532 in research, development and engineering expenses was mainly due to $125,000 of funding received, in the first quarter of fiscal 2005, from our largest OEM customer to jointly develop a highly specialized monitoring system for medical imaging applications. Administrative expenses increased by $14,800 mainly due to $40,017 in compensation expenses recognized in conjunction with SFAS 123(R) and an increase of $11,449 in license fees, which was partially offset by a $19,094 reduction in consulting fees and a $26,633 reduction in legal fees. The Company has a receivable, that has been outstanding for over one year, with our distributor in Mexico in the amount of $1,240,858. If the distributor is unable to complete the tender with the Mexican government, the Company may need to reserve a portion of the receivable, which would increase operating expenses.

Total other income for the three months ended September 30, 2005 increased $46,541 from the same period in fiscal 2005. This increase was driven by a $42,750 increase in royalty fees.

The $1,063,866 and $46,541 increase in gross profit and total other income respectively, partially offset by the increased operating expenses of $272,720, resulted in net income of $137,378 for the three months ended September 30, 2005 compared to a net loss of $(700,309) for the same period in fiscal 2005.

Liquidity and Capital Resources

As of September 30, 2005, the Company had a cash balance of $3,589,832 that was $91,133 lower than its balance at June 30, 2005 of $3,680,965. The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold its building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The Company’s cash position decreased by $91,133 for the three months ended September 30, 2005 as $448,100 of cash provided by financing activities was more than offset by $163,132 of capital expenditures and $376,101 of cash used in operations. Cash used in operations was $376,101 for the three months ended September 30, 2005 as an increase of $1,812,902 in receivables and inventory was nearly offset by a $1,387,064 increase in accounts payable.

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. No major capital equipment expenditures are expected in the Company’s next fiscal year ending June 30, 2006. The Company also has a $2,000,000 line of credit currently in place that could be utilized, if necessary. At June 30, 2005, there were no borrowings outstanding under this line of credit. The credit facility has covenants which require minimum income or liquidity levels. The Company was in compliance with the covenants at September 30, 2005. This line expires in June 2006.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points below the bank's reference rate. The Company had no borrowings outstanding under this bank facility at September 30, 2005 and June 30, 2005. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operation in India denominated in Indian rupees. As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes. A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the quarter ended September 30, 2005. The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

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

CRITICARE SYSTEMS, INC.
(Registrant)

Date: November 10, 2005                                                     BY  /s/ Joel D. Knudson
        Joel D. Knudson
       Vice President - Finance
       (Chief Accounting Officer and
       Duly Authorized Officer)