Form 10-Q
period 2005-12-31
CRITICARE SYSTEMS INC /DE/
filed 2006-02-09
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2005

OR

____    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ____________ to ____________

Commission file number  1-31943

CRITICARE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-1501563
(State or other jurisdiction of incorporation)	(I.R.S. Employer I.D. Number)

20925 Crossroads Circle Suite 100 Waukesha, Wisconsin	53186
(Address of Principal Executive Offices)	(Zip Code)

262-798-8282
(Registrant's telephone number, including area code)

N/A
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes      X     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer _____  Accelerated filer _____           Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).      Yes ____   No      X

Number of shares outstanding of each class of the registrant's classes of common stock as of December 31, 2005: Voting Common Stock, 12,062,268 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND JUNE 30, 2005

(UNAUDITED)
	December 31, 2005	June 30, 2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,676,963	$3,680,965
Accounts receivable, less allowance for doubtful accounts of $300,000 and $300,000, respectively	7,441,928	6,847,432
Other receivables	620,432	645,479
Inventories	6,813,934	5,551,093
Prepaid expenses	182,683	255,104
Total current assets	18,735,940	16,980,073

Property, plant and equipment - net	2,626,246	2,010,417

License rights and patents - net	66,483	69,983

TOTAL ASSETS	$21,428,669	$19,060,473

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,054,395	$3,033,559
Accrued liabilities:
Compensation and commissions	989,347	900,636
Product warranties	412,000	452,000
Obligations under capital lease	65,415	62,739
Other	152,999	191,807
Total current liabilities	5,674,156	4,640,741

LONG-TERM LIABILITIES:
Obligations under capital lease	168,640	202,031
Other long-term obligations	4,610	8,561
Total long-term liabilities	173,250	210,592

TOTAL LIABILITIES	5,847,406	4,851,333

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized no shares issued or outstanding	—	—
Common stock - $.04 par value, 15,000,000 shares authorized, 12,171,961 and 11,925,086 shares issued, and 12,062,268 and 11,812,493 shares outstanding, respectively	486,878	477,003
Additional paid-in capital	25,384,798	24,775,995
Common stock held in treasury (109,693 and 112,593 shares, respectively)	(381,432)	(386,834)
Retained earnings (accumulated deficit)	(9,904,598)	(10,648,912)
Cumulative translation adjustment	(4,383)	(8,112)
Total stockholders' equity	15,581,263	14,209,140
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,428,669	$19,060,473

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)
	2005	2004
NET SALES	$16,443,126	$12,706,362

COST OF GOODS SOLD	9,931,378	7,733,536

GROSS PROFIT	6,511,748	4,972,826

OPERATING EXPENSES:
Sales and marketing	3,292,693	2,872,833
Research, development and engineering	1,299,666	1,174,935
Administrative	1,613,900	1,490,328
Total	6,206,259	5,538,096

INCOME (LOSS) FROM OPERATIONS	305,489	(565,270)

OTHER INCOME (EXPENSE):
Interest expense	(10,565)	(17,027)
Interest income	41,974	20,073
Other income	407,417	13,582
Total	438,826	16,628

INCOME (LOSS) BEFORE INCOME TAXES	744,315	(548,642)

INCOME TAX PROVISION	—	—

NET INCOME (LOSS)	$744,315	$(548,642)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.06	$(0.05)
Diluted	$0.06	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	11,935,933	11,453,405
Diluted	12,241,949	11,453,405

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)
	2005	2004
NET SALES	$8,770,813	$7,375,005

COST OF GOODS SOLD	5,194,365	4,273,613

GROSS PROFIT	3,576,448	3,101,392

OPERATING EXPENSES:
Sales and marketing	1,805,862	1,558,348
Research, development and engineering	673,015	633,816
Administrative	849,153	740,423
Total	3,328,030	2,932,587

INCOME FROM OPERATIONS	248,418	168,805

OTHER INCOME (EXPENSE):
Interest expense	(5,122)	(10,366)
Interest income	21,718	11,465
Other income (expense)	341,923	(18,237)
Total	358,519	(17,138)

INCOME BEFORE INCOME TAXES	606,937	151,667

INCOME TAX PROVISION	—	—

NET INCOME	$606,937	$151,667

NET INCOME PER COMMON SHARE:
Basic	$0.05	$0.01
Diluted	$0.05	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	12,027,943	11,455,344
Diluted	12,334,894	11,564,946

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$744,315	$(548,642)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	288,902	300,649
Amortization	3,500	3,501
Provision for doubtful accounts	—	40,000
Provision for obsolete inventory	(132,300)	200,000
Changes in assets and liabilities:
Accounts receivable	(594,496)	183,710
Other receivables	25,047	7,582
Inventories	(1,651,915)	1,045,029
Prepaid expenses	72,421	226,732
Accounts payable	1,020,836	(1,167,936)
Accrued liabilities	5,952	(150,505)
Net cash (used in) provided by operating activities	(217,738)	140,120

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(383,358)	(90,583)
Net cash used in investing activities	(383,358)	(90,583)

FINANCING ACTIVITIES:
Retirement of obligations under capital lease	(30,715)	(28,253)
Proceeds from issuance of common stock	624,080	13,382
Net cash provided by (used in) financing activities	593,365	(14,871)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,729	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,002)	34,666
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,680,965	3,738,825
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,676,963	$3,773,491

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid-net	—	—
Interest	$10,565	$17,027

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

2.  Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at December 31, 2005 and June 30, 2005, respectively:

	December 31, 2005	June 30, 2005
Component parts	$2,359,778	$3,573,396
Work in process	1,846,736	1,085,172
Finished units	2,913,420	1,330,825
Total inventories	7,119,934	5,989,393
Less: reserve for obsolescence	306,000	438,300
Net inventory	$6,813,934	$5,551,093

3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2005	June 30, 2005
Machinery and equipment	$3,015,041	$2,800,269
Furniture and fixtures	951,276	947,726
Leasehold improvements	235,795	220,407
Production tooling	2,159,458	2,009,809
Demonstration and loaner monitors	1,984,427	1,352,267
Property, plant and equipment - cost	8,345,997	7,330,478
Less: accumulated depreciation	(5,719,751)	(5,320,061)
Property, plant and equipment - net	$2,626,246	$2,010,417

The Company capitalizes and subsequently reports at the lower of unamortized cost or net realizable value, all software production costs once technological feasibility has been established for the product.

4.  Stock Options

At the December 1, 2005 annual meeting of the stockholders of the Company, the stockholders approved an amendment of the Criticare Systems, Inc, 2003 Stock Option Plan to increase the number of shares of common stock available for future grants by 500,000 shares and to authorize grants of restricted stock and stock appreciation rights under the plan.

Prior to fiscal 2006, the Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, compensation cost recognized in fiscal 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for the prior year have not been restated. If the Company had elected to recognize compensation cost for the options granted for the three months and six months ended December 31, 2004, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2005	2004	2005	2004

Net income (loss) - as reported	$606,937	$151,667	$744,315	$(548,642)
Add: Stock-based employee compensation expense included in reported net income	41,123	--	81,140	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(41,123)	(108,937)	(81,140)	(217,874)
Net income (loss) - pro forma	$606,937	$42,730	$744,315	$(766,516)

Basic net income (loss) per share - as reported	$0.05	$0.01	$0.06	$(0.05)
Diluted net income (loss) per share - as reported	$0.05	$0.01	$0.06	$(0.05)

Basic net income (loss) per share - pro forma	$0.05	$0.00	$0.06	$(0.07)
Diluted net income (loss) per share - pro forma	$0.05	$0.00	$0.06	$(0.07)

For the three months ended December 31, 2005, the Company granted options totaling 4,000 shares at a weighted average exercise price of $4.96, which are valued at $11,380. For the six months ended December 31, 2005, the Company granted options totaling 25,000 shares at a weighted average exercise price of $5.14, which are valued at $73,217. The fair value of stock options used to compute pro forma net income (loss) and net income (loss) per share is the estimated present value at the grant date using the Black-Scholes option-pricing model. The assumptions used when calculating the option-pricing model include the expected volatility of Criticare’s common stock at 55.0%, the risk-free interest rate of 4.11%, the expected option life of 6.25 years and the forfeiture rate of option grants at 0%.

5.  Income Taxes

No income tax provision has been made in the consolidated statements of operations due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned. At December 31, 2005, the Company had federal net operating loss carry forwards of approximately $17,661,000 (which expire from 2008 through 2025) and state net operating loss carry forwards of approximately $12,022,000 (which expire from 2005 through 2020) available to offset future taxable income. The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

6.  Line of Credit Facility

At December 31, 2005, the Company had a $2,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, less 0.25% (7.00% as of December 31, 2005). As of December 31, 2005 and 2004 there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants which require minimum income or liquidity levels. The Company was in compliance with the covenants at December 31, 2005.

7.  Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The basic and diluted weighted average number of common shares outstanding in the financial statements are the same for the six months ended December 31, 2004 because including a diluted calculation in a loss position would produce an anti-dilutive per share amount. The number of diluted weighted average common shares outstanding would be higher by 105,573 shares for the six months ended December 31, 2004 without this anti-dilutive impact. Additionally, antidilution occurs when the exercise price of the option is higher than the average market price of the common stock. The diluted weighted average common shares outstanding would be higher by 28,000 shares for the three and six months ended December 31, 2005 and by 826,170 shares for the three and six months ended December 31, 2004 without this anti-dilutive impact.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Six Months Ended December 31, 2005 and 2004

Results of Operations

Net sales of $16,443,126 for the six months ended December 31, 2005 increased 29.4% from $12,706,362 for the same period in fiscal 2005. A 27.3% increase in the average sales price and a 1.4% increase in the accessory sales were partially offset by a 1.6% reduction in the number of units shipped in the current period. The increased sales were the result of a $1,826,685 increase in original equipment manufacturer ("OEM") sales, $1,582,353 in acute care sales for the six months ended December 31, 2005 without any corresponding sales for the six months ended December 31, 2004 and a $416,568 increase in international sales. The acute care sales are a successful result of Criticare’s business initiative to develop an acute care distribution network in the U.S. to sell to markets previously served through Alaris Medical Systems, Inc.

The gross profit percentage of 39.6% for the six months ended December 31, 2005 increased from 39.1% for the same period in fiscal 2005. The margins increased in the current period due to the slight change in product mix, even as the gross profit percentage was adversely affected by increased overhead costs associated with the one-time manufacturing start-up costs related to our new portable cardiac monitor and with an upward shift in the fixed overhead costs to meet the increased quality and production demands of our OEM customers.

Operating expenses for the six months ended December 31, 2005 increased $668,163 from the same period in fiscal 2005. The increase of $419,860 in sales and marketing expenses was due mainly to a $177,672 increase in the commissions earned due to increased sales, combined with a $100,630 increase in advertising, trade shows and sales promotion spending, a $21,186 increase in license fees and a $70,204 decrease in service sales for the six months ended December 31, 2005. In the first quarter of fiscal 2005, Criticare received funding of $125,000 from our largest OEM customer to jointly develop a highly specialized monitoring system for medical imaging applications, which reduced the research, development and engineering expenses for the six months ended December 31, 2004 as compared to the six months ended December 31, 2005. Administrative expenses increased by $123,572 mainly due to $169,733 in compensation expenses of which $81,140 was recognized in conjunction with SFAS 123(R) and an increase of $19,276 in license fees, which was partially offset by a $45,220 reduction in legal fees and a $23,798 reduction in recruiting fees. The Company has a receivable, that has been outstanding for over one year, with our distributor in Mexico in the amount of $1,240,858. If the distributor is unable to complete the tender with the Mexican government, the Company may need to reserve a portion of the receivable, which would increase operating expenses.

Total other income for the six months ended December 31, 2005 increased $422,198 from the same period in fiscal 2005. This increase was mainly due to the $300,000 received pursuant to a patent license agreement, an increase of $48,835 in royalty fees and $45,000 paid in fiscal 2005 by the Company for the settlement with the U.S. government for import/export regulation issues.

The $1,538,922 and $422,198 increase in gross profit and total other income, respectively, partially offset by the increased operating expenses of $668,163, resulted in net income of $744,315 for the six months ended December 31, 2005 as compared to a net loss of $(548,642) for the same period in fiscal 2005.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended December 31, 2005 and 2004

Results of Operations

Net sales of $8,770,813 for the three months ended December 31, 2005 increased 18.9% from $7,375,005 for the same period in fiscal 2005. A 26.4% increase in the average sales price and a 18.2% increase in accessory sales were partially offset by a 10.1% reduction in the number of units shipped in the current period. The increased sales were the result of $1,027,258 in acute care sales for the three months ended December 31, 2005 without any corresponding sales for the three months ended December 31, 2004 and an increase of $994,739 in OEM sales, which was partially offset by a $544,057 reduction in domestic alternate care sales.

The gross profit percentage of 40.7% for the three months ended December 31, 2005 decreased from 42.0% for the same period in fiscal 2005. The decreased margins in the current period were mainly due to decreased manufacturing overhead absorption, resulting from an upward shift in the fixed overhead costs to meet the increased quality and production demands of our OEM customers.

Operating expenses for the three months ended December 31, 2005 increased $395,443 from the same period in fiscal 2005. The increase of $247,514 in sales and marketing expenses was due mainly to a $102,069 increase in the commissions earned due to increased sales, combined with a $76,787 increase in advertising, trade shows and sales promotion spending and a $22,526 increase in license fees for the three months ended December 31, 2005. Administrative expenses increased by $108,730 mainly due to $134,819 in compensation expenses of which $41,123 was recognized in conjunction with SFAS 123(R) and an increase of $7,827 in license fees, which was partially offset by a $23,562 reduction in recruiting fees and a $18,586 reduction in legal fees. The Company has a receivable, that has been outstanding for over one year, with our distributor in Mexico in the amount of $1,240,858. If the distributor is unable to complete the tender with the Mexican government, the Company may need to reserve a portion of the receivable, which would increase operating expenses.

Total other income for the three months ended December 31, 2005 increased $375,657 from the same period in fiscal 2005. This increase was mainly due to the $300,000 received pursuant to a patent license agreement and $45,000 paid in fiscal 2005 by the Company for the settlement with the U.S. government for import/export regulation issues.

The $475,056 and $375,657 increase in gross profit and total other income, respectively, partially offset by the increased operating expenses of $395,443, resulted in net income of $606,937 for the three months ended December 31, 2005 as compared to net income of $151,667 for the same period in fiscal 2005.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

As of December 31, 2005, the Company had a cash balance of $3,676,963 which was $4,002 lower than its balance at June 30, 2005 of $3,680,965. The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold its building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The Company’s cash position decreased by $4,002 for the six months ended December 31, 2005 as $593,365 of cash provided by financing activities was more than offset by $383,358 of capital expenditures and $217,738 of cash used in operations. Cash used in operations was $217,738 for the six months ended December 31, 2005 as an increase of $2,246,411 in receivables and inventory was nearly offset by a $1,020,836 increase in accounts payable, depreciation of $288,902 and net income of $744,315.

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. No major capital equipment expenditures are expected in the Company’s current fiscal year ending June 30, 2006. The Company also has a $2,000,000 line of credit currently in place that could be utilized, if necessary. At both December 31, 2005 and June 30, 2005, there were no borrowings outstanding under this line of credit. The credit facility has covenants which require minimum income or liquidity levels. The Company was in compliance with the covenants at December 31, 2005. This line expires in June 2006.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points below the bank's reference rate. The Company had no borrowings outstanding under this bank facility at December 31, 2005 and June 30, 2005. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operation in India denominated in Indian rupees. As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes. A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the quarter ended December 31, 2005. The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

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

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on December 1, 2005. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1:  Election of two directors to serve for a term ending at the 2008 annual meeting of stockholders.

	For	Withheld
Jeffrey T. Barnes	8,962,014	2,219,462
Dr. N.C. Joseph Lai	8,873,755	2,307,721

The Company's other directors consist of Emil H. Soika and Stephen K. Tannenbaum (whose terms end at the 2006 annual meeting of stockholders) and Higgins D. Bailey (whose term ends at the 2007 annual meeting of stockholders).

Proposal 2:  Amendment of the Criticare Systems, Inc. 2003 Stock Option Plan.

For	Against	Abstain	Broker Non-Votes
4,004,970	2,569,032	62,768	4,544,706

Proposal 3: Ratification of appointment of BDO Seidman, LLP as auditors of the Company.

For	Against	Abstain	Broker Non-Votes
10,876,324	282,952	22,200	0

Item 5.     Other Information.

Effective February 9, 2006 the Compensation Committee approved the payment of a discretionary bonus of $15,000 to Deborah Zane, the Company’s Vice President of Business Development.

Item 6.     Exhibits.

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

3.2	By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

4.1	Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

4.2	Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 1997).

10.1	Criticare Systems, Inc. Stock Option Plan, as amended and restated effective December 1, 2005 (incorporated by reference to the Company's Current Report on Form 8-K filed on December 7, 2005).

10.2	Form of Stock Option Grant Agreement for the Criticare Systems, Inc. 2003 Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on December 7, 2005).

10.3
Form of Stock Appreciation Right Grant Agreement for the Criticare Systems, Inc. 2003 Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on December 7, 2005).

10.4	Form of Restricted Stock Grant Agreement for the Criticare Systems, Inc. 2003 Stock Option Plan (incorporated by reference to the Company's Current Report on Form 8-K filed on December 7, 2005).

31.1	Certification of Emil H. Soika, President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joel D. Knudson, Vice President - Finance and Secretary (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

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

CRITICARE SYSTEMS, INC.
(Registrant)

Date: February 9, 2006                                                         BY  /s/ Joel D. Knudson
       Joel D. Knudson
       Vice President - Finance
       (Chief Accounting Officer and
       Duly Authorized Officer)