Form 10-Q
period 2006-03-31
CRITICARE SYSTEMS INC /DE/
filed 2006-05-09
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

            Yes ____   No      X

Number of shares outstanding of each class of the registrant's classes of common stock as of March 31, 2006: Voting Common Stock, 12,274,054 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND JUNE 30, 2005

(UNAUDITED)
ASSETS	March 31, 2006	June 30, 2005

CURRENT ASSETS:
Cash and cash equivalents	$3,246,560	$3,680,965
Accounts receivable, less allowance for doubtful accounts of $300,000	7,182,864	6,847,432
Other receivables	604,688	645,479
Inventories	7,646,107	5,551,093
Prepaid expenses	217,138	255,104
Total current assets	18,897,357	16,980,073

Property, plant and equipment - net	2,395,925	2,010,417

License rights and patents - net	64,732	69,983

TOTAL ASSETS	$21,358,014	$19,060,473

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,440,550	$3,033,559
Accrued liabilities:
Compensation and commissions	857,597	900,636
Product warranties	400,000	452,000
Obligations under capital lease	66,796	62,739
Other	182,075	191,807
Total current liabilities	4,947,018	4,640,741

LONG-TERM LIABILITIES:
Obligations under capital lease	151,415	202,031
Other long-term obligations	2,635	8,561
Total long-term liabilities	154,050	210,592

TOTAL LIABILITIES	5,101,068	4,851,333

STOCKHOLDERS' EQUITY:

Preferred stock - $.04 par value, 500,000 shares authorized no shares issued or outstanding	—	—
Common stock - $.04 par value, 15,000,000 shares authorized, 12,382,461 and 11,925,086 shares issued, and 12,274,054 and 11,812,493 shares outstanding, respectively	495,298	477,003
Additional paid-in capital	26,060,052	24,775,995
Common stock held in treasury at cost (108,407 and 112,593 shares, respectively)	(379,036)	(386,834)
Retained earnings (accumulated deficit)	(9,912,574)	(10,648,912)
Cumulative translation adjustment	(6,794)	(8,112)
Total stockholders' equity	16,256,946	14,209,140
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,358,014	$19,060,473

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)
	2006	2005

NET SALES	$24,254,956	$18,760,733

COST OF GOODS SOLD	14,653,789	11,357,934

GROSS PROFIT	9,601,167	7,402,799

OPERATING EXPENSES:
Sales and marketing	5,005,091	4,231,575
Research, development and engineering	1,913,355	1,899,752
Administrative	2,450,762	2,140,193
Total	9,369,208	8,271,520

INCOME (LOSS) FROM OPERATIONS	231,959	(868,721)

OTHER INCOME (EXPENSE):
Interest expense	(15,360)	(23,091)
Interest income	66,999	38,311
Other income	452,740	59,987
Total	504,379	75,207

INCOME (LOSS) BEFORE INCOME TAXES	736,338	(793,514)

INCOME TAX PROVISION	—	—

NET INCOME (LOSS)	$736,338	$(793,514)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.06	$(0.07)
Diluted	$0.06	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	11,997,319	11,469,066
Diluted	12,215,149	11,469,066

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)
	2006	2005

NET SALES	$7,811,830	$6,054,370

COST OF GOODS SOLD	4,722,411	3,624,399

GROSS PROFIT	3,089,419	2,429,971

OPERATING EXPENSES:
Sales and marketing	1,712,397	1,358,781
Research, development and engineering	613,688	724,817
Administrative	836,863	649,823
Total	3,162,948	2,733,421

LOSS FROM OPERATIONS	(73,529)	(303,450)

OTHER INCOME (EXPENSE):
Interest expense	(4,794)	(6,064)
Interest income	25,024	18,238
Other income	45,323	46,405
Total	65,553	58,579

LOSS BEFORE INCOME TAXES	(7,976)	(244,871)

INCOME TAX PROVISION	—	—

NET LOSS	$(7,976)	$(244,871)

NET LOSS PER COMMON SHARE:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	12,122,819	11,501,085
Diluted	12,122,819	11,501,085

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$736,338	$(793,514)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	488,231	448,691
Amortization	5,251	5,252
Provision for doubtful accounts	—	40,000
Provision for obsolete inventory	(93,300)	340,000
Changes in assets and liabilities:
Accounts receivable	(335,432)	104,184
Other receivables	40,791	(86,427)
Inventories	(2,340,217)	683,561
Prepaid expenses	37,966	173,462
Accounts payable	406,991	(393,084)
Accrued liabilities	(110,697)	(702,326)
Net cash used in operating activities	(1,164,078)	(180,201)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(535,236)	(79,078)
Net cash used in investing activities	(535,236)	(79,078)

FINANCING ACTIVITIES:
Retirement of obligations under capital lease	(46,559)	(42,828)
Proceeds from issuance of common stock	1,310,150	294,699
Net cash provided by financing activities	1,263,591	251,871

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,318	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(434,405)	(7,408)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,680,965	3,738,825
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,246,560	$3,731,417

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid-net	$4,385	$3,444
Interest	$15,360	$23,091

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

2.  Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 2006 and June 30, 2005, respectively:

	March 31, 2006	June 30, 2005
Component parts	$2,796,752	$3,573,396
Work in process	1,092,061	1,085,172
Finished units	4,102,294	1,330,825
Total inventories	7,991,107	5,989,393
Less: reserve for obsolescence	345,000	438,300
Net inventory	$7,646,107	$5,551,093

3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2006	June 30, 2005
Machinery and equipment	$3,072,258	$2,800,269
Furniture and fixtures	952,032	947,726
Leasehold improvements	243,604	220,407
Production tooling	2,245,553	2,009,809
Demonstration and loaner monitors	1,862,963	1,352,267
Property, plant and equipment - cost	8,376,410	7,330,478
Less: accumulated depreciation	(5,980,485)	(5,320,061)
Property, plant and equipment - net	$2,395,925	$2,010,417

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

Prior to fiscal 2006, the Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” compensation cost recognized in fiscal 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for the prior year have not been restated. If the Company had elected to recognize compensation cost for the options granted for the three months and nine months ended March 31, 2005, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2005	2006	2005

Net income (loss) - as reported	$(7,976)	$(244,871)	$736,338	$(793,514)
Add: Stock-based employee compensation expense included in reported net income	48,054	--	129,194	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(48,054)	(112,118)	(129,194)	(336,353)
Net income (loss) - pro forma	$(7,976)	$(356,989)	$736,338	$(1,129,867)

Basic net income (loss) per share - as reported	$0.00	$(0.02)	$0.06	$(0.07)
Diluted net income (loss) per share - as reported	$0.00	$(0.02)	$0.06	$(0.07)

Basic net income (loss) per share - pro forma	$0.00	$(0.03)	$0.06	$(0.10)
Diluted net income (loss) per share - pro forma	$0.00	$(0.03)	$0.06	$(0.10)

For the three months ended March 31, 2006, the Company granted options totaling 20,000 shares at a weighted average exercise price of $4.60, which are valued at $52,904. For the nine months ended March 31, 2006, the Company granted options totaling 45,000 shares at a weighted average exercise price of $4.90, which are valued at $126,122. The fair value of stock options used to compute pro forma net income (loss) and net income (loss) per share is the estimated present value at the grant date using the Black-Scholes option-pricing model. The assumptions used when calculating the option-pricing model include; the expected volatility of Critcare’s common stock at 55.0%, the risk-free interest rate of 4.17%, the expected option life of 6.25 years and the forfeiture rate of option grants at 0%.

5.  Income Taxes

No income tax provision has been made in the consolidated statements of operations due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned. At March 31, 2006, the Company had federal net operating loss carry forwards of approximately $17,661,000 (which expire from 2008 through 2025) and state net operating loss carry forwards of approximately $12,022,000 (which expire from 2005 through 2020) available to offset future taxable income. The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

6.  Line of Credit Facility

At March 31, 2006, the Company had a $2,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, less 0.25% (7.50% as of March 31, 2006). As of March 31, 2006 and June 30, 2005 there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants which require minimum income or liquidity levels. The Company was in compliance with the covenants at March 31, 2006.

7.  Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The basic and diluted weighted average number of common shares outstanding in the financial statements are the same for the three months ended March 31, 2006 and the three and nine months ended March 31, 2005 because including a diluted calculation in a loss position would produce an anti-dilutive per share amount. The number of diluted weighted average common shares outstanding would be higher by 214,545 shares for the three months ended March 31, 2006 and higher by 252,556 shares for the three months and 112,904 shares for the nine months ended March 31, 2005 without this anti-dilutive impact. Additionally, antidilution occurs when the exercise price of the option is higher than the average market price of the common stock. The diluted weighted average common shares outstanding would be higher by 28,000 shares for the three and nine months ended March 31, 2006 and by 618,413 shares for the three months and 660,920 shares for the nine months ended March 31, 2005 without this anti-dilutive impact.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Nine Months Ended March 31, 2006 and 2005

Results of Operations

Net sales of $24,254,956 for the nine months ended March 31, 2006 increased 29.3% from $18,760,733 for the same period in fiscal 2005. Criticare experienced a 27.8% increase in the average sales price and a 1.2% increase in the number of units shipped in the current period. The increased sales were in part the result of $2,667,181 in acute care sales, which are a successful result of Criticare’s business initiative to develop an acute care distribution network in the U.S. to sell to markets previously served through Alaris Medical Systems, Inc. Additionally, the increased sales were driven by a $1,842,440 increase in original equipment manufacturer ("OEM") sales and a $1,227,562 increase in international sales.

The gross profit percentage of 39.6% for the nine months ended March 31, 2006 was relatively flat as compared to 39.5% for the same period in fiscal 2005. The margins remained relatively flat in the current period as the positive effect of a slight change in product mix was offset by the adverse effect of increased overhead costs associated with the one-time manufacturing start-up costs related to our new portable cardiac monitor, the replacement of a key supplier and with an upward shift in the fixed overhead costs to meet the increased quality and production demands of our OEM customers.

Operating expenses for the nine months ended March 31, 2006 increased $1,097,688 from the same period in fiscal 2005. The increase of $773,516 in sales and marketing expenses was due mainly to a $297,535 increase in the commissions earned due to increased sales and a $193,421 increase in India operation expenses, combined with a $143,678 increase in advertising, trade shows and sales promotion, a $24,144 increase in travel and a $19,223 increase in license fees spending for the nine months ended March 31, 2006. Administrative expenses increased by $310,569 mainly due to $292,548 in compensation expenses of which $129,194 was recognized in conjunction with SFAS 123(R), an increase of $45,066 in license fees and an increase of $16,200 in board of director fees, which was partially offset by a $48,875 reduction in legal fees and a $25,495 reduction in recruiting fees. The Company has a receivable, which has been outstanding for over one year, with our distributor in Mexico in the amount of $1,200,805. If the distributor is unable to complete the tender with the Mexican government, the Company may need to reserve a portion of the receivable, which would increase operating expenses.

Total other income for the nine months ended March 31, 2006 increased $429,172 from the same period in fiscal 2005. This increase was mainly due to the $300,000 received pursuant to a patent license agreement, an increase of $47,753 in royalty fees, an increase of $28,688 in interest income and $45,000 paid in fiscal 2005 by the Company for the settlement with the U.S. government for import/export regulation issues.

The $2,198,368 and $429,172 increase in gross profit and total other income, respectively, partially offset by the increased operating expenses of $1,097,688, resulted in net income of $736,338 for the nine months ended March 31, 2006 as compared to a net loss of $(793,514) for the same period in fiscal 2005.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended March 31, 2006 and 2005

Results of Operations

Net sales of $7,811,830 for the three months ended March 31, 2006 increased 29.0% from $6,054,370 for the same period in fiscal 2005. A 29.5% increase in the average sales price and a 7.5% increase in the number of units shipped were partially offset by a 6.8% reduction in accessory sales in the current period. The increased sales were the result of $1,084,828 in acute care sales for the three months ended March 31, 2006 without any corresponding sales for the three months ended March 31, 2005 and an increase of $810,994 in international sales.

The gross profit percentage of 39.5% for the three months ended March 31, 2006 decreased from 40.1% for the same period in fiscal 2005. The decreased margins in the current period were mainly due to decreased manufacturing overhead absorption, resulting from the replacement of a key supplier and an upward shift in the fixed overhead costs to meet the increased quality and production demands of our OEM customers.

Operating expenses for the three months ended March 31, 2006 increased $429,527 from the same period in fiscal 2005. The increase of $353,616 in sales and marketing expenses was due mainly to a $119,859 increase in the commissions earned due to increased sales and a $138,719 increase in depreciation of our loaner equipment, combined with a $69,710 increase in India operation expenses and a $22,057 increase in advertising, trade shows and sales promotion spending for the three months ended March 31, 2006. Administrative expenses increased by $187,040 mainly due to $97,031 in compensation expenses of which $48,054 was recognized in conjunction with SFAS 123(R), an increase of $16,200 in board of director fees, an increase of $10,518 in travel expenses and an increase of $25,789 in license fees. The increase in operating expenses was partially offset by a decrease of $111,129 in research, development and engineering expenses. The Company has a receivable, which has been outstanding for over one year, with our distributor in Mexico in the amount of $1,200,805. If the distributor is unable to complete the tender with the Mexican government, the Company may need to reserve a portion of the receivable, which would increase operating expenses.

Total other income for the three months ended March 31, 2006 increased $6,974 from the same period in fiscal 2005. This increase was mainly due to the increased interest income received during the quarter.

The $659,448 and $6,974 increase in gross profit and total other income, respectively, partially offset by the increased operating expenses of $429,527, resulted in net loss of $(7,976) for the three months ended March 31, 2006 as compared to net loss of $(244,871) for the same period in fiscal 2005.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

As of March 31, 2006, the Company had a cash balance of $3,246,560, which was $434,405 lower than its balance at June 30, 2005 of $3,680,965. The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold its building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The Company’s cash position decreased by $434,405 for the nine months ended March 31, 2006 as $1,263,591 of cash provided by financing activities was more than offset by $535,236 of capital expenditures and $1,164,078 of cash used in operations. Cash used in operations was $1,164,078 for the nine months ended March 31, 2006 as an increase of $2,675,649 in receivables and inventory was partially offset by a $406,991 increase in accounts payable, depreciation of $488,231 and net income of $736,338.

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. No major capital equipment expenditures are expected in the Company’s current fiscal year ending June 30, 2006. The Company also has a $2,000,000 line of credit currently in place that could be utilized, if necessary. At both March 31, 2006 and June 30, 2005, there were no borrowings outstanding under this line of credit. The credit facility has covenants that require minimum income or liquidity levels. The Company was in compliance with the covenants at March 31, 2006. This line expires in June 2006.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points below the bank's reference rate. The Company had no borrowings outstanding under this bank facility at March 31, 2006 and June 30, 2005. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operation in India denominated in Indian rupees. As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes. A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the quarter ended March 31, 2006. The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

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

CRITICARE SYSTEMS, INC.
            (Registrant)

Date:  May 9, 2006               BY  /s/ Joel D. Knudson
Joel D. Knudson
Vice President - Finance
(Chief Accounting Officer and
Duly Authorized Officer)