Form 10-K
period 2006-06-30
CRITICARE SYSTEMS INC /DE/
filed 2006-09-28
CIK 812121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2006

[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [   ]    No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Exchange Act Rule 12b-2. (Check one)
Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [ X ]

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of December 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $57,552,011. Shares of voting common stock held as of December 30, 2005 by any person who was an executive officer or director of the Registrant as of December 30, 2005 and any person who beneficially owned 10% or more of the outstanding voting common stock as of December 30, 2005 have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

On August 31, 2006, there were 12,293,668 shares of the registrant's $.04 par value voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of the Stockholders of the Registrant to be held November 30, 2006 are incorporated by reference into Part III of this report.

As used in this report, the terms "we," "us," "our," "Criticare" and the "Company" mean Criticare Systems, Inc. and its subsidiaries, unless the context indicates another meaning, and the term "common stock" means our common stock, par value $0.04 per share.

Special Note Regarding Forward-Looking Statements

A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances and developments. These include anticipated product introductions, expected future financial results, liquidity needs, financing ability, management's or the Company's expectations and beliefs and similar matters discussed in this report. These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "hope," "plan," "potential," "should," "estimate," "predict," "continue," "future," "will," "would" or the negative of these terms or other words of similar meaning. Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. Our actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the caption "Risk Factors" in Item 1A of this report. We undertake no obligation to make any revisions to the forward-looking statements contained in this filing or to update them to reflect events or circumstances occurring after the date of this filing.

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

To meet the needs of end-users in a wide variety of patient environments, the Company has developed a broad line of patient monitors which combine one or more of its patented or other proprietary technologies, for monitoring oxygen saturation, carbon dioxide and anesthetic agents, with standard monitoring technologies that provide electrocardiogram ("ECG"), invasive and noninvasive blood pressures, temperature, heart rate and respiration rate. The Company's VitalView telemetry system allows one nurse to monitor up to sixteen patients simultaneously from a convenient central location. This allows hospitals to move out of the intensive care unit those patients that require continuous monitoring, but do not need all of an intensive care unit's extensive and costly personnel and equipment resources. In fiscal 2006, the Company released a new, next generation portable cardiac monitor (VitalCareTM 506N3) and a new, next generation portable multi-parameter vital signs monitor (nGenuity 8100E).

Criticare is implementing several business initiatives as part of its strategy to develop products for highly technical, growth oriented niche markets. Management believes that in order to be successful, marketing and sales partnerships in these areas are required. That effort has resulted in the execution of a number of agreements with original equipment manufacturers ("OEMs"). To capitalize on these business initiatives, modules and stand-alone monitors were developed and marketed for specific OEM customers. The Company views OEM agreements as a complementary component to our strategy to develop products for highly technical niche markets, and the OEM business has been a significant driver of the Company’s growth.

The first of these initiatives involves monitoring products for anesthesia gases. In fiscal 2003, the Company introduced an anesthesia monitoring product line for sale both under the Criticare brand name and for sale to OEMs. A second initiative is the development of a highly specialized monitoring system for medical imaging applications in an MRI environment. In 2003, Criticare entered into an agreement with an OEM, Medrad, Inc. ("Medrad"), to jointly develop and exclusively sell a highly specialized medical monitoring product to Medrad. In July 2004, Criticare shipped the initial prototypes of this monitoring product to Medrad and production shipments began in January 2005. Sales to Medrad have grown quickly and Medrad has become the Company's largest customer in fiscal 2006 and 2005. Following the acquisition, in July 2004, of Alaris Medical Systems, Inc. ("Alaris"), a long-time OEM customer, by Cardinal Health, Inc., the third initiative was implemented to develop an Acute Care distribution network in the U.S. to sell to markets previously served through Alaris. Following such acquisition, Cardinal Health exited the vital signs monitor business and signed a transition agreement with the Company, which enabled our new Acute Care distribution network the opportunity to sell to the former Alaris customer base. In conjunction with the transition agreement, in September 2005, we introduced a new portable cardiac monitor for the Acute Care market. Sales for the Acute Care market during the introduction year of fiscal 2006, approached the largest revenue year Criticare experienced under the Alaris OEM agreement and greatly exceeded our expectations.

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

Products0

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

VitalCare™ 506N3 Portable Cardiac Monitors. The Portable Cardiac Monitor provides maximum versatility and cost effectiveness in a small, compact, portable, full-featured vital signs monitors configured to meet specific clinical needs. The unit is available in multiple configurations, with a choice of Criticare or Nellcor oximetry, ComfortCuff™ noninvasive blood pressure and temperature (either FILAC FasTemp™ or Alaris TurboTemp). This unit is ideal for spot checking or continuously monitoring patients’ vital signs.

nGenuity 8100E Multi Parameter Vital Signs Monitors. The full-featured Multi Parameter Vital Signs Monitor combines ECG, ComfortCuff™ noninvasive blood pressure, DOX™ digital oximetry, heart rate, temperature, respiration rate, and nurse call interface for a complete vital signs monitor for physician offices, clinics, transport and hospital applications. Optional features include arrhythmia and ST analysis and an integrated printer.

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

WaterChek™/Chek-Mate Filter System. The Company's patented, disposable WaterChek system separates a patient's respiratory secretions from a breath sample before it enters the gas monitor for analysis. The Company's proprietary, disposable Chek-Mate filter enhances the removal of moisture from the sample, while preventing cross-contamination. This system allows the monitor to operate effectively regardless of humidity or patient condition. The self-sealing feature also protects the healthcare provider from potential contamination.

Marketing and Sales

Domestic Sales. At August 31, 2006, the Company's domestic sales force consisted of three employees and 55 independent dealers. The Company's sales force and independent dealers market the Company's vital signs monitors and pulse oximeters primarily to surgery centers, dental and physician offices, and nursing homes.

The Company sells some of its higher-end monitors (anesthetic agent monitors and VitalView central stations) to domestic hospitals. With the development of an Acute Care distribution network, the Company is working to achieve a significant presence in U.S. hospitals that generally purchase medical equipment through large group purchasing organizations (GPOs). These GPOs contract large medical equipment suppliers who can provide not only medical monitors, but also the majority of the hospital’s other medical equipment and service needs (such as CT scanners and MRI equipment). In addition, Cardinal Health and Criticare signed a transition agreement which enabled Criticare’s new Acute Care distribution network the opportunity to sell to the former Alaris customer base. Alaris, formerly the Company’s largest customer, was acquired by Cardinal Health in 2004, and Cardinal Health subsequently made the decision to exit from vital signs monitor sales activities, since those products no longer fit within its core business strategy.

Criticare is implementing several business initiatives as part of its strategy to develop products for highly technical, growth oriented niche markets. Management believes that in order to be successful, marketing and sales partnerships in these areas are required. That effort resulted in the execution of a number of OEM agreements.

To capitalize on these business initiatives, the Company began to focus on selling to OEMs with the hiring of a senior manager, in 1999, to lead this effort. Modules and stand-alone monitors were developed and marketed for specific OEM customers. The Company views OEM agreements as a critical component to our strategy to develop products for highly technical niche markets, and the OEM business has been a significant driver of the Company’s growth with 21.7% of total net sales in fiscal 2006 and 22.9% of total net sales in fiscal 2005. In particular, sales of the Company’s newly developed anesthesia products and a highly specialized monitoring system for medical imaging applications are expected to continue to be mainly for new OEM partners. In July 2004, Criticare shipped the initial prototypes of this monitoring product to Medrad. Medrad, the Company's OEM partner for medical imaging applications, was the Company's largest customer in fiscal 2006, accounting for net sales of approximately $5.2 million, which represented 17% of the Company's total net sales.

International Sales. One of the Company's principal marketing strategies has been to target international markets, particularly Europe, Latin America and the Pacific Rim countries. During fiscal 2006, Criticare sold its products, principally to hospitals, in over 83 countries through over 89 independent dealers.

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

In fiscal 2006, 40% of Criticare's net sales, or $12.6 million, was attributable to international sales, of which approximately 59% was from sales in Europe and the Middle East, 13% was from sales to Pacific Rim countries and 28% was from sales to Canada and Central and South America. In fiscal 2005 and 2004, 62% and 41%, respectively, of Criticare's net sales were attributable to international sales. Other than inventory and accounts receivable for the Company’s branch office in India totaling approximately $0.7 million, there are no material identifiable assets of the Company located in foreign markets. The Company primarily sells its products in United States dollars and is therefore not subject to currency risks other than currency fluctuations from its operation in India; however, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less price competitive in those markets. In addition, significant devaluation of certain foreign currencies could adversely affect the collectibility of accounts receivable from international customers. The Company analyzes this risk before making shipments to countries it views as unstable.

Service, Support and Warranty. Criticare believes that customer service is a key element of its marketing program. At August 31, 2006, the Company had a customer service and technical support staff of 17 people at its Waukesha, Wisconsin facility. Customer service support is available 24 hours a day, seven days a week, with the majority of customers’ technical problems being resolved over the telephone. The customer service staff also provides periodic training and education of the direct sales force who in turn provide training to the dealers and end-users.

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

Research, Development and Engineering

Criticare has focused its research, development and engineering expenditures on products designed to meet identified market demands. The Company seeks to apply its expertise in gas monitoring, vital signs monitoring, and related sensor technology to develop new products and adapt existing products for new markets. At August 31, 2006, the Company had an in-house research, development and engineering staff of 19 people. The Company's research, development and engineering expenditures were $2.4 million in fiscal 2006, $2.6 million in fiscal 2005 and $2.5 million in fiscal 2004.

Research and development efforts for fiscal 2006 has focused on the development and release our next generation portable multi-parameter vital signs monitor (nGenuity 8100E), our next generation portable cardiac monitor (VitalCare™ 506N3), and an upgrade to the MRI monitor to provide a wireless option. Research and development efforts for fiscal 2005 has focused on the development and release of the Veris MRI compatible vital signs monitor. In addition, research and development efforts for fiscal 2004 and 2003 have focused on the development and release of the 8500 series monitors which feature automatic identification and quantification of all five approved anesthetic agents and the development of a highly specialized monitoring system for medical imaging applications.

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

The Company believes that the worldwide anesthetic agent and carbon dioxide monitor markets are comparatively fragmented, with Datex/Ohmeda, a subsidiary of General Electric Company, Andros Incorporated, and Dr’ger Medical as the principal competitors. The market for vital signs monitors includes competitors such as General Electric Company, Dr’ger Medical, Datascope Corp., Philips Electronics, Welch Allyn Inc., and Spacelabs Medical, Inc., a subsidiary of OSI Systems, Inc. Internationally, the market for vital signs monitors includes the competitors mentioned above, as well as in-country manufacturers that supply low cost monitors that are not required to comply with the rigorous regulations of the U.S. Food and Drug Administration ("FDA").

Regulation

As a manufacturer of medical diagnostic equipment, the Company is regulated by the FDA and similar foreign governmental agencies. In producing its products, the Company must comply with a variety of regulations, including the good manufacturing practices regulations of the FDA. In addition, it is subject to periodic inspections by the FDA. If the FDA believes that its legal requirements have not been fulfilled, it has extensive enforcement powers, including the ability to ban or recall products from the market and to prohibit the operation of manufacturing facilities. The Company believes its products comply with applicable FDA regulations in all material respects. In addition, the Company received ISO 9002 certification on April 29, 1993, ISO 9001 certification on July 8, 1994 and ISO 13485:2003 certification on January 16, 2006.

Under the Federal Food, Drug and Cosmetic Act, all medical devices are classified as Class I, Class II or Class III, depending upon the level of regulatory control to which they will be subjected. Class III devices, which are the most highly controlled devices, are subject to premarket approval by the FDA prior to commercial distribution in the United States.

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

Criticare seeks, where appropriate, to comply with the safety standards of Underwriters' Laboratories and the Canadian Standards Association and the standards of the European Union. To date, the Company has not experienced significant regulatory expense or delay in the foreign markets in which it sells its products. Industry and professional groups such as the American Society of Anesthesiologists, to the extent they have the power to mandate certain practices or procedures as part of their profession's standard of care, are also a source of indirect regulation of the Company's business.

Patents and Trademarks

The Company believes one of its principal competitive advantages is provided by its patented and other proprietary technology including its sensor technology, infrared specific anesthetic gas monitoring technology, UltraSync signal processing software and disposable respiratory secretion filter system. The Company has 20 issued U.S. patents. The Company's U.S. patents expire between 2006 and 2022. Criticare also has 14 issued foreign patents and 9 foreign patent applications pending. There is no assurance that any patents held or secured by the Company will provide any protection or commercial or competitive benefit to the Company. There is also no assurance that the Company's products will not infringe upon patents held by others. The Company is the owner of United States trademark registrations for "POET," "POET IQ," "MPT," "REMOTEVIEW," "MICROVIEW," "VITALVIEW," "SCHOLAR," and "WATERCHEK."

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

Employees

At August 31, 2006 Criticare, had 93 employees in the U.S., including 19 in research, development and engineering, 17 in customer service and support, 27 in manufacturing and operations, 14 in administration, 8 in sales and marketing, and 8 in quality control. Criticare also utilizes four international country managers that work as independent contractors to support its international sales efforts. The Company also has an operation in India with 15 employees.

Many of the Company's technical employees are highly skilled. The Company believes that its continued success depends in part on its ability to continue to attract qualified management, marketing and technical personnel. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Backlog

Criticare's backlog on June 30, 2006 and 2005 was $5,260,197 and $9,788,662, respectively. The backlog is driven by the extended delivery schedule from Medrad, which totaled $4,100,984 as of June 30, 2006 and $8,052,614 as of June 30, 2005. Criticare generally delivers its products out of inventory when specified by the customer. The Company does not believe that its backlog at any date is indicative of its future sales.

Item 1A.  RISK FACTORS.

An investment in our common stock is subject to risks inherent in our business, including the risks described below. The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. In such cases, the trading price of our common stock could decline.

Risks Related to Our Business

Our net sales and profitability depend on our ability to conceive, design and market new products.

The introduction of new products is critical to our growth strategy. Our future success will depend in large part upon our ability to conceive, design, and market new products and upon market acceptance of our existing and future products. Any significant delays in the introduction of, or the failure to introduce, new products or additions to our existing product lines or the failure of our existing or future products to maintain or receive market acceptance could have a material adverse effect on our net sales and profitability.

Our future success will depend on our ability to compete effectively in our industry.

The medical equipment industry is highly competitive. Many of our competitors have greater financial and other resources, more established brand identities and reputations, greater development capabilities, more experience in testing products and obtaining regulatory approvals, and larger and more experienced sales forces than us. In these respects, such companies have a competitive advantage over us. In addition, internationally there are many in-country manufacturers that supply duty and tariff-free low cost monitors that make it difficult for us to be price competitive in these countries. The medical equipment market is also experiencing increasing customer concentration, due to the emergence of large purchasing groups, which can increase the barriers for a small company such as Criticare. If we cannot compete successfully in the future, our net sales and profitability will likely decline.

We have a history of significant losses and may not be able to sustain profitability.

Although we achieved net income of $212,118 in fiscal 2006, we have historically suffered net losses, including a net loss of $(422,245) for fiscal 2005 and $(2,100,573) for fiscal 2004. We achieved positive net income in fiscal 2006 with net sales of $31.4 million, the second highest level of net sales in our history. If our net sales decline, or if we are not able to control expenses, we may not be able to sustain or improve profitability.

Our business may be adversely affected by the highly regulated environment in which we operate.

Our products are subject to regulation by the United States Food and Drug Administration and comparable foreign governmental authorities. These regulations can be burdensome and may:

●	substantially delay or prevent the introduction of new products;
●	materially increase the costs of any new product introductions;
●	interfere with or require cessation of product manufacturing and marketing; and
●	result in product recalls.

Additionally, adoption of new regulations or modifications to applicable regulations could harm our business. Some of the legislative and regulatory changes may benefit us and our competitors; other changes, however, could have a material adverse effect on our business, financial condition and results of operation and/or provide an advantage to certain of our competitors.

Since we sell product in foreign markets, we are subject to foreign currency and other international business risks that could adversely affect our operating results.

International sales account for a significant portion of our total net sales each fiscal year. We expect that international sales will continue to constitute a significant portion of our business. Although our net sales are primarily denominated in United States dollars and are not subject to significant currency risks, an increase in the value of the United States dollar relative to foreign currencies in our international markets could make our products less price competitive in such markets. Our international sales are subject to the risks inherent in doing business abroad, including:

●	complications in complying with the laws and policies of the United States and foreign governments affecting foreign trade, including duties, quotas, taxes and export controls;
●	unexpected changes in international regulatory requirements and tariffs;
●	difficulties in staffing and managing foreign operations;
●	political or economic changes, especially in developing nations; and
●	price controls and other restrictive actions by foreign governments.

                Any of these risks might disrupt sales of our products, increase our expenses or decrease our revenues.

Our reliance on offshore contract manufacturing makes our business susceptible to numerous risks that could affect our profitability.

In response to pricing pressure, in fiscal 2001 we entered into agreements for offshore contract manufacturing. We completed the transition of the offshore production of substantially all of our established product lines at the end of calendar 2001. Currently, our offshore manufacturing is handled by a contract manufacturing firm in Taiwan that also has manufacturing capabilities in China and the U.S. Any inability of the offshore manufacturer to deliver products on a timely basis could have a material adverse effect on us.

Our reliance on offshore contract manufacturing will subject us to numerous risks, including the following:

   ● economic and political instability in the countries where the contract manufacturing firms are located;
   ● restrictive actions by foreign governments;
   ● the laws and policies of the United States affecting the importation of goods (including duties, quotas and taxes);
   ● production delays and cost overruns;
   ● quality control; and
   ● foreign trade and tax laws.

We depend on a major customer for a significant portion of our sales.

In fiscal 2006, our largest customer accounted for net sales of approximately $5.2 million, which represented approximately 17% of our total net sales. We also had a receivable balance with this customer of approximately $0.9 million as of June 30, 2006, which represented approximately 15% of our total receivables as of that date. An adverse change in our relationship with or the financial viability of our largest customer could have a material adverse effect on our net sales and profitability.

As a manufacturer and marketer of medical equipment, we could experience product liability claims.

The nature of our products may expose us to significant product liability risks. Although, we maintain product liability insurance, we can make no assurance that we will be able to maintain this insurance on acceptable terms or that the insurance will provide adequate coverage against product liability claims. A successful product liability claim against us in excess of our insurance coverage could be extremely damaging to us. Even if a product liability claim is without merit, the claim could harm our reputation and divert management's attention and resources from our business.

Our success depends on our ability to protect our intellectual property.

We rely on our patented and other proprietary technology including:

●	our sensor technology;
●	infrared specific anesthetic gas monitoring technology;
●	UltraSync signal processing software; and
●	disposable respiratory secretion filter system.

The actions taken by us to protect our proprietary rights may not be adequate to prevent imitation of our products, processes or technology. We can not assure you that:

●	our proprietary information will not become known to competitors;
●	others will not independently develop substantially equivalent or better products that do not infringe on our intellectual property rights; or
●	others will not challenge or assert rights in, and ownership of, our patents and other proprietary rights.

Health care cost containment programs could adversely affect our domestic sales.

The cost of a significant portion of medical care in the United States and in international markets is funded by government or other insurance programs. Additional limits imposed by such programs on health care cost reimbursements may further impair the ability of hospitals and other health care providers to purchase equipment such as our products and could reduce our domestic sales.

Our controls and procedures may be ineffective

Our management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, no matter how well designed and operated, is based partly on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to an Investment in our Common Stock

The trading price of our common stock has been volatile and investors in our common stock may experience substantial losses.

The market price of our common stock has experienced significant volatility from time to time. There may be volatility in the market price of our common stock due to factors that may or may not relate to our performance. The trading price of our common stock could decline or fluctuate in response to a variety of such factors, including:

●	announcements and developments relating to the consent solicitation to replace a majority of our Board of Directors started by BlueLine Partners;
●	the timing of announcements by us or our competitors concerning significant acquisitions, financial performance or the introduction of new innovative products or services;
●	fluctuations in our quarterly operating results;
●	fluctuations in demand for our products;
●	fluctuations in interest rates;
●	substantial sales of our common stock; or
●	general stock market or other economic conditions.

       You may be unable to sell your stock at or above your purchase price.

Various restrictions in our certificate of incorporation and by-laws, our rights plan and Delaware law could prevent or delay a change in control of us which is not supported by our board of directors.

Provisions of our certificate of incorporation and by-laws may make it more difficult for a third party to gain control or acquire us without the consent of our board of directors, even if such a transaction may be perceived as beneficial to our stockholders. These provisions include a board of directors divided into three classes of directors serving staggered terms of three years each.

Each currently outstanding share of our common stock includes, and each newly issued share of our common stock will include, one preferred share purchase right. The rights are attached to and trade with the shares of common stock and generally are not exercisable. The rights will become exercisable the tenth business day after a person or group acquires 20% or more of our common stock or makes an offer to acquire 30% or more of our common stock. When exercisable, each right entitles the holder to purchase for $25, subject to adjustment, 1/100th of a share of preferred stock for each share of common stock owned. The rights have anti-takeover effects and generally will cause substantial dilution to a person or group that attempts to acquire control of us without conditioning the offer on either redemption of the rights or amendment of the rights to prevent this dilution. The rights could have the effect of delaying or preventing a change of control. The rights are scheduled to expire on April 1, 2007.

We are also subject to Section 203 of the Delaware General Corporation Law which prohibits a merger, consolidation, asset sale or other similar business combination between Criticare and any stockholder of 15% or more of our common stock for a period of three years after the stockholder acquires 15% or more of our common stock, unless (1) the transaction is approved by our board of directors before the stockholder acquires 15% or more of our common stock, (2) upon completing the transaction the stockholder owns at least 85% of our common stock outstanding at the commencement of the transaction, or (3) the transaction is approved by our board of directors and the holders of 66 2/3% of our common stock excluding shares of our common stock owned by the stockholder.

Item 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades on the American Stock Exchange under the symbol “CMD." As of June 30, 2006, there were approximately 199 holders of record of the common stock. The Company has never paid dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.

	Years Ended June 30,
	2006		2005
Quarter Ended:	High	Low	High	Low

September 30	$5.34	$4.14	$2.95	$1.74
December 31	$5.15	$4.62	$3.71	$1.97
March 31	$5.30	$4.55	$3.72	$3.00
June 30	$5.09	$3.58	$5.16	$2.90

Item 6.    SELECTED FINANCIAL DATA.

The following table sets forth selected financial data with respect to the Company for each of the periods indicated, which should be read along with our consolidated financial statements and the notes to those statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2006	2005	2004	2003	2002

Net sales	$31,350,919	$26,781,627	$28,591,481	$28,562,943	$26,219,618
Net income (loss)	212,118	(422,245)	(2,100,573)	(938,596)	(1,425,181)
Net income (loss) per common share--
basic and diluted	$0.02	$(0.04)	$(0.19)	$(0.08)	$(0.13)

Average shares outstanding--
basic	12,069,060	11,514,786	11,240,685	11,071,735	10,876,818
diluted	12,256,431	11,514,786	11,240,685	11,071,735	10,876,818
Stockholders' equity	$15,853,086	$14,209,140	$13,789,300	$15,034,208	$18,387,067
Long-term obligations	134,485	210,592	286,417	38,662	3,151,879
Working capital	13,322,276	12,339,332	11,756,441	12,895,476	15,464,899
Total assets	22,979,078	19,060,473	19,542,341	18,762,327	25,474,256

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to provide an analysis of our financial condition and results of operations and should be read in conjunction with our financial statements and the notes to our financial statements included in Item 8 of this report. The discussion also includes forward-looking statements. As indicated on the cover page of this report under "Special Note Regarding Forward-Looking Statements," undue reliance should not be placed on forward-looking statements.

Overview

Criticare designs, manufactures and markets vital signs and gas monitoring instruments and related noninvasive sensors used to monitor patients in many healthcare environments. The Company sells its products both in the U.S. and in international markets to customers such as hospitals, surgery centers, dental and physicians offices, and nursing homes. Criticare is implementing several business initiatives as part of its strategy to develop products for highly technical, growth oriented niche markets. Management believes that in order to be successful, marketing and sales partnerships in these areas are required. That effort resulted in the execution of a number of OEM agreements.

Criticare is implementing several new business initiatives as part of its strategy to develop products for highly technicals growth oriented niche markets. To capitalize on these business initiatives, modules and stand-alone monitors were developed and marketed for specific OEM customers. The Company views OEM agreements as a critical component to our strategy to develop products for highly technical niche markets, and the OEM business has been a significant driver of the Company’s growth with 21.7% of total net sales in fiscal 2006 and 22.9% of total net sales in fiscal 2005.

The first of these initiatives involves monitoring products for anesthesia gases. In fiscal 2003, the Company introduced an anesthesia monitoring product line for sale both under the Criticare brand name and for sale to OEMs. A second initiative is the development of a highly specialized monitoring system for medical imaging applications in an MRI environment. In 2003, Criticare entered into an agreement with Medrad to jointly develop and exclusively sell a highly specialized medical monitoring product to Medrad. In July 2004, Criticare shipped the initial prototypes of this monitoring product to Medrad and production shipments began in January 2005. Medrad was the Company's largest customer in fiscal 2006 and 2005, accounting for 16.5% and 11.6%, respectively, of the Company's net sales in those fiscal years. Following the acquisition, in July 2004, of Alaris Medical Systems, Inc., a long-time OEM customer, by Cardinal Health, Inc., the third initiative was implemented to develop an Acute Care distribution network in the U.S. to sell to markets previously served through Alaris. Following such acquisition, Cardinal Health exited the vital signs monitor business and signed a transition agreement with the Company, which enabled our new Acute Care distribution network the opportunity to sell to the former Alaris customer base. In conjunction with the transition agreement, in September 2005, we introduced a new portable cardiac monitor for the Acute Care market. Sales for the Acute Care market totaled approximately $3.49 million during the introduction year of fiscal 2006, approaching the largest revenue year Criticare experienced under the Alaris OEM agreement.

Fourth quarter net sales for fiscal 2006 of $7,095,962 were 11.5% lower than the $8,020,894 in net sales for the same period of fiscal 2005, principally due to the strong OEM sales in fiscal 2005. The Company had a net loss of $(524,220) for the fourth quarter for fiscal 2006 as compared to net income of $371,271 for the fourth quarter of fiscal 2005. The fourth quarter of fiscal 2006 included a change of $529,700 to reserve a portion of a receivable from a distributor in Mexico. For the full year, the Company had net sales of $31,350,919 in fiscal 2006 and net income of $212,118 compared to net sales $26,781,627 and a net loss $(422,245) in fiscal 2005.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations expressed as percentages of net sales.

	Percentage of Net Sales
	Years Ended June 30,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	61.6	60.9	58.8
Gross profit	38.4	39.1	41.2

Operating expenses:
Sales and marketing	22.2	21.2	25.0
Research, development and engineering	7.5	9.8	8.9
Administrative	10.1	10.8	12.8
Total	39.8	41.8	46.7

Loss from operations	(1.4)	(2.7)	(5.5)

Interest expense	(0.1)	(0.1)	--
Interest income	0.3	0.2	0.1
Foreign currency exchange gain (loss)	(0.3)	0.5	--
Other income	2.2	0.5	(1.9)

Income (loss) before income taxes	0.7	(1.6)	(7.3)
Income tax provision	--	--	--
Net income (loss)	0.7%	(1.6)%	(7.3)%

Fiscal Year Ended June 30, 2006 Compared to June 30, 2005

Net sales increased $4,569,292 to $31,350,919 for fiscal 2006 compared to $26,781,627 for fiscal 2005. The increase resulted from a 3.5% increase in the number of units shipped, a 11.7% increase in the average sales price per unit and a 6.5% increase in accessory sales in the current year. The increased sales were in part the result of $3,492,754 in acute care sales, which are a successful result of Criticare’s business initiative to develop an acute care distribution network in the U.S. to sell to markets previously served through Alaris.

Additionally, the increased sales were driven by a $827,941 increase in international sales and a $682,501 increase in OEM sales, which were partially offset by a $1,025,778 decrease in domestic sales during fiscal 2006. The international sales increased despite a $357,972 reduction of sales in India during fiscal 2006. The OEM sales of $5,179,879 to Medrad, for medical imaging applications, was partially offset by reduced sales of $2,034,468 to Alaris, formerly our largest OEM customer, during fiscal 2006. The decrease in domestic sales was due to a number of factors, including Criticare’s movement to exit the defibrillator market due to the continued trend of direct sales by defibrillator manufacturers rather than through an establish distribution network, the postponed sales of patient monitors awaiting the release of our next generation portable multi-parameter vital signs monitor and the overall maturation of the oral surgery market. OEM sales in fiscal 2006 were $6,815,000 and represented 21.7% of total net sales, compared to $6,132,000 (22.9% of total net sales) in fiscal 2005.

The gross profit percentage of 38.4% realized in fiscal 2006 decreased from the 39.1% generated in the prior year. The margins decreased in the current period as the positive effect of a slight change in product mix was offset by the adverse effect of increased overhead costs associated with the manufacturing start-up costs related to our new portable cardiac monitor and the portable multi-parameter vital signs monitor, the replacement of a key supplier and with an upward shift in the fixed overhead costs to meet the increased quality and production demands of our OEM customers.

Charges to cost of goods sold for potentially obsolete inventory totaled $56,622 in fiscal 2006 compared to $281,003 for fiscal 2005. This inventory is considered obsolete and will be disposed of and removed from Criticare’s warehouse during fiscal 2007.

Operating expenses for the year ended June 30, 2006 increased $1,293,377 from the same period in fiscal 2005 as an increase of $1,279,806 in sales and marketing and $271,193 in administrative expenses was partially offset by a $257,622 reduction in research, development and engineering expenses. The increase of $1,279,806 in sales and marketing expenses was due mainly to a $354,918 increase in the commissions earned due to increased sales and a $148,113 increase in India operation expenses, combined with a $98,277 increase in advertising, trade shows and sales promotion and a $19,154 increase in license fees spending for the year ended June 30, 2006. In addition, due to the political climate currently in Mexico and the age of the receivable, we are concerned that our distributor will be unable to complete a previously discussed tender with the Mexican government, and as a result, we have reserved a portion of the receivable in the amount of $529,700, which has significantly increased our sales and marketing expenses. Administrative expenses increased by $271,193 mainly due to $316,096 in compensation expenses of which $172,988 was recognized in conjunction with stock options under SFAS 123(R), an increase of $38,406 in license fees and an increase of $37,500 in board of director fees, which was partially offset by a $99,211 reduction in legal fees and a $26,506 reduction in recruiting fees. The increase in operating expenses was partially offset by a decrease of $257,622 in research, development and engineering expenses. In the first quarter of fiscal 2005, Criticare received funding of $125,000 from our largest OEM customer to jointly develop a highly specialized monitoring system for medical imaging applications, which reduced the research, development and engineering expenses for the year ended June 30, 2005 as compared to the year ended June 30, 2006.

Total other income for the fiscal year ended June 30, 2006 increased $355,657 from the same period in fiscal 2005. This increase was mainly due to the $300,000 received pursuant to a patent license agreement, an increase of $136,297 in royalty income and an increase of $36,120 in interest income. The increase in other income was offset in part due to a foreign currency exchange loss of $108,225 related to the Company’s operation in India, which had a foreign currency exchange gain of $131,885 in fiscal 2005.

The $1,572,083 and $355,657 increase in gross profit and total other income, respectively, partially offset by the increased operating expenses of $1,293,377, resulted in net income of $212,118 for the year ended June 30, 2006 as compared to a net loss of $(422,245) for the same period in fiscal 2005.

Fiscal Year Ended June 30, 2005 Compared to June 30, 2004

Net sales decreased $1,809,854 to $26,781,627 for fiscal 2005 compared to $28,591,481 for fiscal 2004. The decrease resulted from a 30.4% decrease in the number of units shipped that was partially offset by a 25.0% increase in the average sales price per unit and a 26.6% increase in accessory sales in the current year. The reduced sales were also the result of a $1,451,260 decrease in sales to Alaris, formerly our largest OEM customer, a $2,054,985 decrease in domestic sales and a $534,322 decrease in international sales during fiscal 2005. The international sales decrease was the result of a $1,130,250 order shipped in December 2003, which increased international sales for the year ended June 30, 2004, without a comparable sale in fiscal 2005. The Alaris OEM sales decrease was offset by $3,100,199 of sales to Medrad, our newest OEM customer for medical imaging applications, in fiscal 2005. The decrease in domestic sales was due to a number of factors, including $366,140 of orders that were unable to ship by year end; the growing trend in the defibrillator market of direct sales rather than through an established distribution network; the postponed sales of patient monitors awaiting the release of our next generation portable patient monitor; the overall maturation of the oral surgery market; and to lost sales following the cancellation of three oral surgery shows, two oral surgery shows in Florida and one oral surgery show in Louisiana, as a result of the hurricanes during the first quarter of fiscal 2005. The lower unit sales and higher average sales price per unit were driven, in part, by a large shipment of pulse oximeters to supply a government tender in Mexico in fiscal 2004. These units monitor pulse oximetry only and therefore carried a much lower average selling price than the Company’s equipment that monitors multiple vital signs parameters. OEM sales in fiscal 2005 were $6,132,000 and represented 22.9% of total sales, compared to $4,634,000 (16.5% of total sales) in fiscal 2004.

The gross profit percentage of 39.1% realized in fiscal 2005 decreased from the 41.2% generated in the prior year. The reduced margins in the current period were mainly a result of the decreased manufacturing overhead absorption due to the decrease in the number of units shipped against relatively fixed overhead costs.

Charges to cost of goods sold for potentially obsolete inventory totaled $281,003 in fiscal 2005 which compared to $509,001 for fiscal 2004. This inventory is considered obsolete and was disposed of and removed from Criticare’s warehouse during fiscal 2006.

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

Total other income was $303,950 for the fiscal year ended June 30, 2005 which compared to total other expense of $(526,060) for fiscal 2004. The increase in other income was due in part to a foreign currency exchange gain of $131,885 related to the Company’s operation in India. Moreover, other expense in the prior year included a $200,000 charge to settle a dispute with a customer, over a 1999 product installation, to avoid litigation. The Company elected to settle this issue rather than incur the significant legal and administrative costs deemed necessary to successfully defend its position. Other expenses in fiscal 2004 also included a $400,000 charge for the potential call of a standby letter of credit used to guarantee fund borrowings by an international distributor and a $90,000 charge to satisfy a claim for duties and Value Added Tax associated with importation of products into a foreign country on behalf of the international distributor.

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

Revenues derived from patent and intellectual property license agreements are recognized when both the delivery of the technology has occurred and all parties have signed the agreement.

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

During fiscal 2006, the reserve for obsolete inventory was decreased $78,300 to $360,000 at June 30, 2006 due mainly to the disposal of obsolete inventory that had been reserved for in prior years. During fiscal 2005, the reserve for obsolete inventory was decreased $171,700 to $438,300 at June 30, 2005 due mainly to the disposal of obsolete inventory that had been reserved for in prior years.

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

Liquidity and Capital Resources

As of June 30, 2006, the Company had a cash balance of $3,793,781 as compared with its fiscal 2005 year-end cash balance of $3,680,965. The Company has continued to maintain a bank debt free balance sheet.

The Company has been able to increase its cash position by an aggregate of $77,335 over the last three fiscal years despite generating aggregate net losses of $(2,310,700) during this period. Non-cash expenses consisting primarily of depreciation expense, provisions for obsolete inventory and provision from doubtful accounts decreased the Company’s profitability by an aggregate of $3,955,301 during the last three fiscal years, but did not impact the Company’s cash flows. Over the last three fiscal years the Company has been able to fund $1,543,472 of cash used in operations and capital spending of $1,198,505 primarily with $2,940,201 of cash provided by the exercise of stock options.

In fiscal 2006, $1,213,677 of cash was generated from the issuance of 473,045 shares of common stock upon the exercise of stock options, most of which were scheduled to expire in less than one year. This cash partially offset the $581,532 of cash used in operations and the $669,275 of capital spending in fiscal 2006.  Cash used in operations in fiscal 2006 was primarily driven by the inventory investment in the new, next generation portable multi-parameter vital signs monitor.  In fiscal 2005, $688,724 of cash was generated from the issuance of 280,337 shares of common stock upon the exercise of stock options and an additional $131,250 of cash was generated from the issuance of 70,000 shares of common stock upon the exercise of stock warrants, most of which were scheduled to expire in less than one year. This cash partially offset the $726,064 of cash used in operations and the $116,167 of capital spending in fiscal 2005. In fiscal 2004, $855,664 of cash provided from the issuance of 470,725 shares of common stock upon the exercise of stock options, most of which were scheduled to expire in less than one year, more than offset $413,063 of capital spending and $408,864 of cash used in operations.

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. No major capital equipment expenditures are expected in the Company’s next fiscal year ending June 30, 2007. The Company also has a $2,000,000 line of credit currently in place that could be utilized, if necessary. At June 30, 2006, there were no borrowings outstanding under this line of credit. The credit facility has covenants which require minimum income or liquidity levels. The Company was in compliance with the covenants at June 30, 2006. This line expires in June 2007.

The following table summarizes the Company’s contractual cash obligations at June 30, 2006 in the categories set forth below, and the effect such obligations are expected to have on its liquidity and cash flow in future fiscal periods:

	Total	2007	2008	2009	2010	2011 and Thereafter
Operating leases	$455,239	$334,427	$86,479	$31,664	$2,669	--
Capital leases	227,760	82,560	82,560	52,140	10,500	--
Contract manufacturing obligations	555,000	555,000	--	--	--	--
Other long-term obligations	8,561	7,902	659	--	--	--
Total contractual obligations	$1,246,560	$979,889	$169,698	$83,804	$13,169	--

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points below the bank's reference rate. The Company had no borrowings outstanding under this bank facility at June 30, 2006, 2005, and 2004. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operations in India which are denominated in Indian rupees. As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes. A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal year ended June 30, 2006. The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND 2005

ASSETS (Note 6)	2006	2005

CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 10)	$3,793,781	$3,680,965
Accounts receivable, less allowance for doubtful accounts of $829,700 and $300,000, respectively (Note 1)	6,187,351	6,847,432
Other receivables (Note 1)	591,008	645,479
Short-term note receivable (Note 1)	50,000	--
Inventories (Notes 1 and 2)	9,464,037	5,551,093
Prepaid expenses	227,606	255,104
Total current assets	20,313,783	16,980,073

PROPERTY, PLANT AND EQUIPMENT (Note 1):
Machinery and equipment	3,157,328	2,800,269
Furniture and fixtures	952,193	947,726
Leasehold improvements	243,604	220,407
Demonstration and loaner monitors	1,997,844	1,352,267
Production tooling	2,294,360	2,009,809
Property, plant and equipment - cost	8,645,329	7,330,478
Less accumulated depreciation	6,193,015	5,320,061
Property, plant and equipment - net	2,452,314	2,010,417

OTHER ASSETS:
License rights and patents - net (Notes 1 and 3)	62,981	69,983
Long-term note receivable (Note 1)	150,000	--
Total other assets	212,981	69,983
TOTAL ASSETS	$22,979,078	$19,060,473

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005

CURRENT LIABILITIES:
Accounts payable	$5,408,746	$3,033,559
Accrued liabilities:
Compensation and commissions	914,889	900,636
Product warranties (Notes 1 and 4)	425,000	452,000
Obligations under capital lease (Note 12)	68,205	62,739
Other	174,667	191,807
Total current liabilities	6,991,507	4,640,741

LONG-TERM LIABILITIES:
Obligations under capital lease (Note 12)	133,826	202,031
Other long-term obligations	659	8,561
Total long-term liabilities	134,485	210,592

COMMITMENTS AND CONTINGENCIES (Notes 7, 9 and 12)

TOTAL LIABILITIES	7,125,992	4,851,333

STOCKHOLDERS' EQUITY (Notes 1 and 8):
Preferred stock - $.04 par value, 500,000 shares authorized, no shares issued or outstanding	--	--
Common stock - $.04 par value, 15,000,000 shares authorized, 12,398,131 and 11,925,086 shares issued, and 12,291,454 and 11,812,493 outstanding, respectively	495,925	477,003
Additional paid-in capital	26,156,864	24,775,995
Common stock held in treasury (106,677 and 112,593 shares, respectively)	(375,813)	(386,834)

Retained earnings (accumulated deficit)	(10,436,794)	(10,648,912)
Cumulative translation adjustment	12,904	(8,112)
Total stockholders' equity	15,853,086	14,209,140
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,979,078	$19,060,473

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004

NET SALES (Notes 10 and 11)	$31,350,919	$26,781,627	$28,591,481

COST OF GOODS SOLD	19,308,353	16,311,144	16,821,782

GROSS PROFIT	12,042,566	10,470,483	11,769,699

OPERATING EXPENSES:
Sales and marketing (Note 1)	6,950,311	5,670,505	7,150,867
Research, development and engineering (Note 1)	2,362,512	2,620,134	2,532,129
Administrative (Note 9)	3,177,232	2,906,039	3,661,216
Total	12,490,055	11,196,678	13,344,212

LOSS FROM OPERATIONS	(447,489)	(726,195)	(1,574,513)

OTHER (EXPENSE) INCOME:
Interest expense (Note 12)	(19,820)	(28,848)	(9,282)
Interest income	94,830	58,710	37,176
Foreign currency exchange gain (loss) (Note 1)	(108,225)	131,885	--
Other income (expense) (Note 14)	692,822	142,203	(553,954)
Total	659,607	303,950	(526,060)

INCOME (LOSS) BEFORE INCOME TAXES	212,118	(422,245)	(2,100,573)

INCOME TAX PROVISION (Notes 1 and 5)	--	--	--

NET INCOME (LOSS)	$212,118	$(422,245)	$(2,100,573)

NET INCOME (LOSS) PER COMMON SHARE (Note 1):
Basic and diluted	$0.02	$(0.04)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (Note 1):
Basic	12,069,060	11,514,786	11,240,685
Diluted	12,256,431	11,514,786	11,240,685

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

							Retained
			Additional	Common Stock			Earnings	Cumulative	Total
	Common Stock		Paid-In	Treasury		Subscriptions	(Accumulated	Translation	Stockholders’
	Shares	Amount	Capital	Shares	Cost	Receivable	Deficit)	Adjustment	Equity

Balance, June 30, 2003	11,204,024	$448,161	$23,360,244	130,192	$(419,618)	$(225,000)	$(8,126,097)	$(3,482)	$15,034,208

Net loss							(2,100,573)		(2,100,573)

Comprehensive income/(loss)
Exercise of options	370,725	14,829	600,455			225,000			840,284
Employee common stock purchased from treasury			5,201	(5,464)	10,179				15,380

Balance, June 30, 2004	11,574,749	$462,990	$23,965,900	124,728	$(409,439)	$0	$(10,226,670)	$(3,482)	$13,789,299

Net loss							(422,242)		(422,242)
Cumulative translation adjustment								(4,630)	(4,630)
Comprehensive income/(loss)									(426,872)
Exercise of options	280,337	11,213	677,511						688,724
Exercise of warrants	70,000	2,800	128,450						131,250
Employee common stock purchased from treasury			4,134	(12,135)	22,605				26,739

Balance, June 30, 2005	11,925,086	$477,003	$24,775,995	112,593	$(386,834)	$0	$(10,648,912)	$(8,112)	$14,209,140

Net income							212,118		212,118
Cumulative translation adjustment								21,016	21,016
Comprehensive income/(loss)									233,134
Exercise of options	473,045	18,922	1,194,755						1,213,677
Stock-based employee compensation			172,988						172,988
Employee common stock purchased from treasury			13,126	(5,916)	11,021				24,147

Balance, June 30, 2006	12,398,131	$495,925	$26,156,864	106,677	$(375,813)	$0	$(10,436,794)	$12,904	$15,853,086

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

	2006	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$212,118	$(422,245)	$(2,100,573)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	650,142	588,559	635,322
Amortization	7,002	7,002	7,001
Share based compensation	172,988	--	--
Provision for doubtful accounts	559,206	87,695	393,758
Provision for obsolete inventory	56,622	281,003	509,001
Note receivable	(200,000)	--	--
Changes in assets and liabilities:
Accounts receivable	100,875	(445,243)	(1,256,444)
Other receivables	54,471	(285,673)	193,341
Inventories	(4,392,330)	197,563	(469,269)
Prepaid expenses	27,498	109,271	(23,441)
Accounts payable	2,375,187	(203,846)	964,452
Accrued liabilities	(32,323)	(640,150)	737,988
Net cash used in operating activities	(408,544)	(726,064)	(408,864)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(669,275)	(116,167)	(413,063)
Net cash used in investing activities	(669,275)	(116,167)	(413,063)

FINANCING ACTIVITIES:
Retirement of obligation under capital lease	(68,205)	(57,712)	(11,358)
Proceeds from issuance of common stock	1,237,824	846,713	855,664
Net cash provided by financing activities	1,169,619	789,001	844,306

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21,016	(4,630)	--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112,816	(57,860)	22,379
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,680,965	3,738,825	3,716,446
CASH AND CASH EQUIVALENTS, END OF YEAR	$3,793,781	$3,680,965	$3,738,825

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid—net	$3,910	$2,506	$3,053
Interest	19,820	26,596	11,535
Noncash investing and financing activities:
Cost of fixed asset disposals	--	61,522	1,898,210
Property, plant, and equipment acquired under capital lease	--	--	333,840

See notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004

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

Principles of Consolidation -- The consolidated financial statements include the accounts of Criticare Systems, Inc. (the "Company") and its wholly owned subsidiaries: Criticare International GmbH Marketing Services ("Criticare International"), CSI Trading, Inc. ("CSI Trading"), Criticare Service GmbH ("Criticare Service"), Criticare Biomedical, Inc. ("Criticare Biomedical"), Sleep Care, Inc. ("Sleep Care"), Criticare Systems Limited ("Criticare Limited"), and Criticare Integration, Inc. ("Criticare Integration"). CSI Trading was incorporated in November 1996 to assist with European marketing activities and includes an operation in India. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents -- The Company considers all investments with purchased maturities of less than three months to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts -- Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to distributors, OEMs, and end users in medical facilities such as hospitals, surgery centers, nursing homes, and physician offices. The Company performs continuing credit evaluations of its customers’ financial condition, and although it generally does not require collateral, letters of credit may be required from customers in certain circumstances.

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The general reserve in the allowance for doubtful accounts is a calculation based upon the accounts receivable balance and the historical effectiveness of Criticare's collection of those receivables. The general reserve as of June 30, 2006 and 2005 is $100,000 and $89,602, respectively. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2006 and 2005 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories -- Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Other Receivables -- Other receivables as of June 30, 2006 and 2005 consist mainly of tender deposits in the amount of $130,880 and $145,090, respectively, bank guarantees in the amount of $28,917 and $27,574, respectively, and receivables to be paid via letters of credit amounting to $259,286 and $256,627, respectively.

Note Receivable -- Note receivable as of June 30, 2006 consisted of a non-exclusive license agreement with quarterly royalty payments ending January 1, 2010. This license agreement is treated, for accounting purposes, as a non-interest bearing note which is segregated into a $50,000 short-term note and a $150,000 long-term note, respectively. The future maturities of the note receivable is $50,000 in each of the fiscal years, 2006, 2007, 2008 and 2009, respectively.

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

The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 144”), when indications of potential impairment exist. The amount of any impairment is calculated by comparing the estimated fair market value with the carrying value of the related asset. Management considers such factors as current operating results, trends, and future prospects, in addition to other economic factors in performing this analysis. No such impairments exist at June 30, 2006 and 2005. As of July 1, 2005, in accordance with the Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), the Company will accumulate and amortize the software costs on a product-by product basis once the technological feasibility of the product has been established. Amortization of the costs will be equal to the straight-line amortization of the costs over the estimated economic life of the product.

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

Revenue Recognition -- Revenues and the costs of products sold are recognized as the related products are shipped or installed, if there are significant installation costs. This revenue recognition policy is utilized for shipment of product to customers, including both distributors and end-users. Revenue for the non-exclusive license agreement is recognized, in accordance with SAB No. 104, when all four elements for revenue recognition have been met.

Shipping Costs -- Any shipping costs that are billable to the customer are included in revenue and all shipping costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranties -- Estimated costs for product warranties are accrued for and charged to operations as the related products are shipped and installed.

Marketing Expenses -- Marketing expenses include all of the Company's sales related costs. Bad debt expense totaled $559,206, $87,695 and $393,758 in fiscal 2006, 2005 and 2004, respectively.

Advertising Costs -- Advertising costs are expensed as incurred. Advertising costs totaled $97,460, $68,120 and $101,174 for the years ended June 30, 2006, 2005 and 2004, respectively.

Research and Development Expenses -- Research and development costs are charged to operations as incurred. Such expenses totaled $2,304,226, $2,561,386 and $2,271,476 in fiscal 2006, 2005 and 2004, respectively.

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

Net Income (Loss) Per Common Share -- Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. The basic and diluted weighted average number of common shares outstanding in the financial statements are the same in fiscal years 2005 and 2004 because including a diluted calculation in a loss position would produce an anti-dilutive per share amount. The number of diluted weighted average common shares outstanding would be higher by 131,230 shares in 2005 and 335,215 shares in 2004 without this anti-dilutive impact.

Stock Options -- The Company grants options to purchase Criticare Systems, Inc. common shares under stock option plans that are described more fully in Note 8. Prior to fiscal 2006, the Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure." Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment." Under the modified prospective method of adoption selected by the Company, compensation cost recognized in fiscal 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Results for the prior year have not been restated. If the Company had elected to recognize compensation cost for the options granted during the years ended June 30, 2005 and 2004, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	Years Ended June 30,
	2005	2004

Net loss - as reported	$(422,245)	$(2,100,573)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(211,498)	(285,566)
Net loss - pro forma	$(633,743)	$(2,386,139)

Basic net loss per share - as reported	$(0.04)	$(0.19)
Diluted net loss per share - as reported	$(0.04)	$(0.19)

Basic net loss per share - pro forma	$(0.06)	$(0.21)
Diluted net loss per share - pro forma	$(0.06)	$(0.21)

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

Comprehensive Income -- Comprehensive income consists of net income and foreign currency translation adjustments, and is presented in the consolidated statements of stockholders' equity.

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

Reclassifications -- Certain amounts for fiscal 2004 and fiscal 2005 have been reclassified to conform to the fiscal 2006 presentation.

2.	INVENTORIES

Inventories consist of the following as of June 30:

	2006	2005

Component parts	$2,605,751	$3,573,396
Work in process	1,470,893	1,085,172
Finished units	5,747,393	1,330,825
Total inventories	9,824,037	5,989,393
Less: reserve for obsolescence	360,000	438,300
Net inventory	$9,464,037	$5,551,093

3.     LICENSE RIGHTS AND PATENTS

The components of and changes in the carrying amount of license rights and patents are as follows:

	2006	2005

License rights and patents	$196,777	$196,777
Accumulated amortization	(133,796)	(126,794)
Net license rights and patents	$62,981	$69,983

Future amortization of license and patents is as follows at June 30, 2006:

Year ended June 30,

2007	$ 7,001
2008	7,001
2009	7,001
2010	7,001
2011	7,001
Thereafter	27,976
Total	$62,981

Approximately $7,000 of amortization was charged to operations in each of the fiscal years ended June 30, 2006, 2005 and 2004.

4.     PRODUCT WARRANTY

The Company’s products are subject to warranties, and therefore reserves are established for the estimated future costs of repair or replacement and included in cost of sales at the time the related sale is recognized. These reserves are adjusted based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs. In the event that actual experience differs from these best estimates, changes in the Company’s warranty reserves might become necessary.

Changes in the Company’s warranty reserve for fiscal years 2006 and 2005 are as follows:

	2006	2005

Balance, beginning of year	$452,000	$444,000
Warranties issued	244,093	297,955
Settlements	(271,093)	(289,955)
Changes in estimated pre-existing warranties	--	--
Balance, end of year	$425,000	$452,000

The Company’s warranty settlements for fiscal 2004 totaled $321,212.

5.	INCOME TAXES

The Company accounts for income taxes using an asset and liability approach, which generally requires the recognition of deferred income tax assets and liabilities based upon the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax asset will not be realized. A valuation allowance is used to offset the related net deferred income tax assets due to uncertainties of realizing the benefits of certain net operating loss and tax credit carryforwards.

The valuation allowance was increased $260,000 in 2006 and $360,000 in 2005.

Significant components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

	June 30,	June 30,	June 30,
	2006	2005	2004

Deferred income tax assets:
Accounts receivable and sales allowances	$341,000	$148,000	$133,000
Inventory allowances	183,000	196,000	269,000
Product warranties	167,000	177,000	174,000
Other accrued liabilities	139,000	146,000	135,000
Severance pay accrual	3,000	9,000	14,000
Federal net operating loss carryforwards	6,020,000	6,004,000	5,772,000
State net operating loss carryforwards	597,000	601,000	574,000
Federal tax credit carryforwards	143,000	198,000	198,000
Excess of book over tax depreciation and amortization	258,000	116,000	0
Investment losses not deducted	118,000	118,000	118,000
Total deferred income tax assets	7,969,000	7,713,000	7,387,000

Deferred income tax liabilities:
Excess of tax over book depreciation and amortization	0	0	(22,000)
Prepaid expenses	(38,000)	(42,000)	(54,000)
Total deferred income tax liabilities	(38,000)	(42,000)	(76,000)

Valuation allowance	(7,931,000)	(7,671,000)	(7,311,000)

Net deferred income taxes recognized in the consolidated balance sheets	$0	$0	$0

At June 30, 2006, the Company had federal net operating loss carryforwards of approximately $17,706,000 which expire in 2008 through 2026. At June 30, 2006, the Company had available for federal income tax purposes approximately $87,000 of alternative minimum tax credit carryforwards which carry forward indefinitely and approximately $56,000 of tax credit carryforwards which expire in the years 2007 through 2009. The Company also has approximately $11,930,000 of state net operating loss carryforwards, which expire in 2007 through 2021, available to offset certain future state taxable income.

The income tax provision consists of the following:

	2006	2005	2004

Current
Federal	$0	$0	$0
State	0	0	0
Total income tax provision	$0	$0	$0

A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

	2006	2005	2004

Federal statutory income tax rate	34.0%	(34.0)%	(34.0)%
Losses and change in other deferrred assets for which no benefit was provided	141.5	77.2	49.1
Stock options and warrants	(181.6)	(46.0)	15.5
Other—net	6.1	2.8	0.4
Effective income tax rate	0%	0%	0%

6.	LINE OF CREDIT FACILITY

At June 30, 2006, the Company had a $2,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, less 0.25% (8.00% as of June 30, 2006). As of June 30, 2006, 2005, and 2004 there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants which require minimum income or liquidity levels. The Company was in compliance with the covenants at June 30, 2006.

7.	CONTINGENCIES

From time to time, various lawsuits arise out of the normal course of business. These proceedings are handled by outside counsel. Currently management is not aware of any claim or action pending against the Company that would have a material adverse effect on the Company.

8.	STOCKHOLDERS' EQUITY

Stock Options -- At the December 1, 2005 annual meeting of the stockholders of the Company, the stockholders approved an amendment of the Criticare Systems, Inc. 2003 Stock Option Plan (the “2003 Plan”) to increase the number of shares of common stock available for future grants by 500,000 shares to 930,000 shares and to authorize grants of restricted stock and stock appreciation rights under the plan. During the annual stockholders meeting held on November 14, 2003, the Company’s stockholders approved the original 2003 Plan. This 2003 Plan replaced the 1992 Employee Stock Option Plan and the 1992 Non-Employee Stock Option Plan (collectively, the “1992 Plans”) and 179,380 reserved shares of common stock available under the 1992 Plans were moved to the 2003 Plan. The stockholders also approved 250,620 shares being available for future grants in addition to the 179,380 shares currently available, for a total of 430,000 shares authorized for issuance under the 2003 Plan. The Company also has options outstanding under two plans which existed prior to the approval of the 1992 Plans, the 1987 Employee Stock Option Plan and the 1987 Non-Employee Stock Option Plan (collectively with the 1992 Plans, the "Old Plans"). As a result of the approval of the 2003 Plan, no new stock options can be granted under the Old Plans, although the Company can regrant existing stock options under the Old Plans to extend the terms of such options. The Board of Directors has authorized in connection with these stock option plans the issuance of 3,210,620 reserved shares of common stock, of which 495,875 reserved shares remain available for future issuance at June 30, 2006. The Board of Directors increased the number of reserved shares for issuance under the Plans from 1,720,000 to 2,220,000 during 2001, from 2,220,000 to 2,460,000 during 2002, from 2,460,000 to 2,710,620 during 2003, and from 2,710,620 to 3,210,620 during 2005. The compensation cost that has been charged against income for the 2003 Plan and the Old Plans was $172,988 for the year ended June 30, 2006. No income tax benefit was recognized in the income statement for share-based compensation arrangements due to the valuation allowance. The activity during 2004, 2005 and 2006 for the above plans is summarized as follows:

	Number of	Stock Options	Weighted Avg.
	Shares	Price Range	Exercise Price

Outstanding at June 30, 2003	1,426,370	1.50-4.40	2.35
Granted	414,000	3.05-4.37	3.19
Cancelled	(39,750)	1.63-4.30	3.21
Exercised	(370,725)	1.50-2.97	1.66
Outstanding at June 30, 2004	1,429,895	1.88-4.40	2.75
Granted	96,000	2.25-5.13	2.97
Cancelled	(189,200)	2.88-3.75	3.16
Exercised	(280,337)	1.88-4.30	2.46
Outstanding at June 30, 2005	1,056,358	1.88-5.13	2.77
Granted	45,000	4.60-5.19	4.90
Cancelled	(84,625)	1.88-3.42	2.51
Exercised	(473,045)	1.88-4.40	2.57
Outstanding at June 30, 2006	543,688	2.25-5.19	3.17

The following table summarizes the option activity as of June 30, 2006:

		Weighted Average
	Shares Outstanding	Remaining Contractual	Weighted Average Exercise	Aggregate Intrinsic Value
	At June 30, 2006	Life-Years	Price	at June 30, 2006

Options Outstanding	543,688	6.70	$3.17	$491,729

Options Exercisable	242,989	5.81	$3.01	$239,789

Option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of the grant; those option awards generally vest based upon 4 years of continuous service and have 5 and 10 year contractual terms for the Old Plans and 2003 Plan, respectively, as determined by the Compensation Committee of the Company's Board of Directors. Certain option awards provide for accelerated vesting if there is a change in control.

The Company has adopted the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment”. Under the modified prospective method of adoption selected by the Company, compensation cost recognized in fiscal 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. The fair value of stock options is the estimated fair value at the grant date using the Black-Scholes option-pricing model. The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The weighted average fair market value of the options granted during fiscal 2006, 2005 and 2004, along with the assumptions used, follows below:

		Years Ended June 30,
	2006	2005	2004

Weighted average fair market value of options granted during the fiscal year ended June 30	$2.90	$1.62	$0.95

Assumptions used:
Expected volatility	45.0%	55.0%	80.0%
Risk-free interest rate	4.29%	3.74%	4.39%
Expected option life (in years)	8.88	6.25	9.40

The total intrinsic value of the options exercised during the years ended June 30, 2006, 2005 and 2004 was $1,132,994, $377,138 and $960,387, respectively.

The following table summarizes the status of the Company’s nonvested shares as of June 30, 2006, and changes during the year ended June 30, 2006:

	Number of	Weighted-Average Grant
Nonvested Shares	Shares	Date Fair Value

Nonvested at June 30, 2005	398,005	$3.02
Granted	45,000	4.90
Cancelled	(3,188)	3.04
Vested	(139,118)	3.02
Nonvested at June 30, 2006	300,699	$3.30

As of June 30, 2006 there was $184,717 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2003 Plan and Old Plans. That cost is expected to be recognized over a weighted-average period of 1.48 years. The total fair value of the shares vested during the year ended June 30, 2006 was $139,392.

Stock Warrants -- In February 1998, the Company executed a warrant agreement with a consultant. The warrant agreement provided for the issuance of warrants to purchase up to 150,000 shares of common stock at a price of $3.00 per share. The warrant was exercisable as to 30,000 shares upon execution of the agreement and the warrants to purchase the remaining 120,000 shares were to be exercisable if certain performance parameters were achieved by February 1999. No such parameters were achieved. These warrants expired in February 2003, but were amended. The 30,000 warrants were extended for an additional five years with an exercise price of $2.88 per share which represents the closing price of the Company’s stock on the date the warrants were amended. The fair value of the extended warrants, based on the estimated fair value using the Black-Scholes pricing model, totaled $24,990 and was expensed during the year in which they were extended, fiscal 2003.

In December 2000, the Company executed another warrant agreement with the consultant. The warrant agreement provided for the issuance of warrants to purchase up to 70,000 shares of common stock at a price of $1.875 per share. The warrant vested over a four year period in four equal increments each year on the anniversary date of the warrant. The warrant was to terminate as to any shares that were unvested at the time the consultant ceased to provide consulting services to the Company. As of December 21, 2004, the warrant had fully vested. During fiscal 2005, this warrant was exercised in full to purchase 70,000 shares. The fair value of this warrant is the estimated fair value using the Black-Scholes pricing model. The fair value is expensed over the vesting period of the grants.

Preferred Stock -- The Company's Board of Directors has the authority to determine the relative rights and preferences of any series it may establish with respect to the 500,000 shares of $.04 par value authorized preferred shares. As of June 30, 2006, no preferred stock was issued or outstanding.

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

Common Stock Held in Treasury -- At June 30, 2006 and 2005, the Company held in Treasury 106,677 and 112,593 shares of common stock, respectively. On February 28, 2002, the Criticare Board of Directors approved the purchase in the open market of up to 500,000 shares of Criticare common stock. At June 30, 2006 and 2005, the Company held in Treasury 76,223 shares of common stock purchased in accordance with this stock buyback program.

Employee Stock Purchase Plan -- The Company has an Employee Stock Purchase Plan to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions. The plan allows eligible employees to purchase shares of the Company’s common stock through monthly offering periods. The option price for each share of common stock purchased equals 85% of the last quoted sales price of a share of the Company’s common stock as reported by the American Stock Exchange on the first day of the monthly offering period or the last day of the monthly offering period, whichever is lower. The Company is authorized to issue 500,000 shares of common stock under the plan. As of June 30, 2006, the Company had issued a total of 73,643 shares of common stock under the plan, and had 426,357 shares of common stock authorized for future issuance under the plan. The plan will terminate on July 1, 2009, unless sooner terminated by the Board of Directors.

9.    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan which covers substantially all employees. Company contributions to the plan are discretionary and determined annually by the Company's Board of Directors. The Company's contributions were approximately $104,000, $97,000 and $96,000 in 2006, 2005 and 2004, respectively.

10.  BUSINESS AND CREDIT CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, certificates of deposit, and accounts receivable. These financial instruments are carried at approximate fair value, less appropriate allowance, due to their short maturities.

The Company maintains cash balances which at times may exceed federally insured limits. As of June 30, 2006 and 2005, the Company held $3,764,888 and $3,401,743, respectively, in excess of federally insured limits. The Company’s management evaluates the creditworthiness of the financial institutions in which it places its cash. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk for cash accounts.

The Company is a manufacturer of medical monitors and telemetry products whose customers include hospitals and alternative health care sites throughout the world. Although the Company's products are sold primarily to health care providers, concentrations of credit risk with respect to trade accounts receivable are limited due to the Company's large number of customers, their geographic dispersion, and the Company’s credit evaluation process. The Company currently coordinates substantially all international sales and distribution activities through its headquarters in Waukesha, Wisconsin. Other than inventory, other receivables and accounts receivable for the Company’s operation in India totaling approximately $1.2 million, identifiable assets located outside of the United States are insignificant in relation to the Company's total assets. Net export sales by geographic area are as follows:

	2006	2005	2004

Europe and Middle East	$7,355,000	$7,182,000	$7,164,000
Pacific Rim	1,692,000	1,787,000	1,389,000
Canada and Central and South America	3,516,000	2,689,000	3,246,000
Export net sales	$12,563,000	$11,658,000	$11,799,000
U.S. net sales	18,788,000	15,124,000	16,792,000
Total net sales	$31,351,000	$26,782,000	$28,591,000

Note:  Sales in Europe and the Middle East have been combined above due to joint sales responsibility in these areas. No foreign country made up more than 10% of the Company’s   total net sales.

11.  OTHER BUSINESS CONCENTRATIONS

During 2003, the Company entered into an OEM agreement with a customer to jointly develop and exclusively sell a highly specialized medical monitoring product to the OEM. In July 2004, Criticare shipped the initial prototypes of this monitoring product to this OEM and in January 2005 production shipments began. Sales to this customer approximated $5,177,000 in fiscal 2006 and $3,100,000 in fiscal 2005, which represented approximately 17% and 12%, respectively, of the Company's total net sales. The Company had a receivable balance from this customer of $939,270 on June 30, 2006 and $1,373,836 on June 30, 2005, which represented 15% and 20%, respectively, of the Company's total receivables as of this date.

During 1999, the Company entered into an OEM agreement with a customer. This agreement ended on June 30, 2005 with transition sales continuing through August 31, 2005. Sales to this customer approximated $95,000, $2,129,000 and $3,580,000 in fiscal 2006, 2005 and 2004, respectively, which represented approximately 0.3%, 8% and 13% of the Company's total net sales in each of these fiscal years. The Company had a receivable balance from this customer of $1,366 and $218,891 on June 30, 2006 and 2005, respectively, which represented 0% and 3% of the Company's total receivables as of these dates.

In fiscal 2001, the Company entered into agreements with two offshore contract manufacturing firms to supply finished products. During fiscal 2005, the Company ended the supply partnership agreement with one of the contract manufacturing firms. A summary of the purchases and outstanding payables to these two companies for the years ended June 30, 2006, 2005 and 2004 follows below:

	2006	2005	2004

Supplier I - Purchases	$9,324,825	$6,193,106	$6,756,279
% of total purchases	32.3%	29.5%	30.0%
Accounts payable balance	$973,625	$610,479	$1,227,116
% of total payables	18.0%	20.1%	37.9%

Supplier II - Purchases	$63,000	$270,058	$1,115,484
% of total purchases	0.2%	1.3%	5.0%
Accounts payable balance	$0	$0	$200,978
% of total payables	0.0%	0.0%	6.2%

12. COMMITMENTS

The Company leases various equipment under both operating leases and a capital lease, which expire at various dates through fiscal 2010.

On January 19, 2004 the Company entered into a lease agreement for the hardware and software for a new business system. This lease has been accounted for as a capital lease in accordance with SFAS No. 13, “Accounting for Leases.”  The following is an analysis of this capital lease:

	June 30, 2006	June 30, 2005
Machinery and equipment	$333,840	$333,840
Less accumulated depreciation	(119,228)	(71,537)
Net	$214,612	$262,303

Depreciation expense was $47,691 and $47,691, respectively, in fiscal 2006 and 2005.

In August 2002 the Company sold its facility headquartered in Waukesha, Wisconsin and leased back approximately 62% of the building’s square footage through August 2007. Rent expense was $339,024 in 2006 and $337,281 in 2005 for the five year building lease and all other lease commitments.

The following is a schedule by years of the future minimum lease payments under this capital lease and future minimum rental payments required under operating leases, together with the present value of the net minimum lease payments at June 30, 2006:

	Capital	Operating
Fiscal year ending June 30	Lease	Leases
2007	$82,560	$334,427
2008	82,560	86,479
2009	52,140	31,664
2010	10,500	2,669
2011 and thereafter	--	--
Total minimum lease payments	$227,760	$455,239
Less amount representing interest	(25,729)
Present value of net minimum lease payments	$202,031
Less current portion at June 30, 2006	68,205
Long-term portion at June 30, 2006	$133,826

During fiscal 2001, the Company entered into supply partnership agreements with two offshore contract manufacturing firms that exclusively manufacture medical devices in a regulated environment. These two firms manufacture specific products designated by the Company in accordance with formal purchase orders. The initial term of the agreements is for a period of three years and is automatically extended for additional periods of two years each, unless either party gives written notice at least sixty days prior to the end of the initial term or the then current extension term. During fiscal 2005, the Company ended the supply partnership agreement with one of the contract manufacturing firms. To ensure an adequate supply of products manufactured by the remaining contract manufacturer is maintained, the remaining agreement, with this manufacturer, requires that this firm keeps on hand in its finished goods inventories one full month of supply of all products under current purchase orders. At June 30, 2006 and 2005, a one month supply of product maintained at the firm would total approximately $555,000. In the event the Company would cancel a purchase order under the agreement, the Company would be required to purchase at cost all raw materials, work-in-progress and finished goods inventories for that purchase order. The total work-in-process and raw material inventories for the agreement is approximately $555,000. In addition, any property or equipment that this firm purchased specifically for the production of the Company's products would be purchased at mutually agreed upon prices. There have not been any purchase order cancellations under this agreement.

13.  QUARTERLY RESULTS - Unaudited

The following table contains quarterly information, which includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation.

	Quarters Ended (Unaudited)
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2006	2006	2005	2005	2005	2005	2004	2004
	(in thousands, except per share data)

Net sales	$7,096	$7,812	$8,771	$7,672	$8,021	$6,055	$7,375	$5,331
Gross profit	2,442	3,089	3,576	2,935	3,068	2,430	3,101	1,871
Net income (loss)	(524)	(8)	607	137	371	(245)	152	(700)
Net income (loss) per
common share:
—Basic and diluted	(0.04)	(0.00)	0.05	0.01	0.03	(0.02)	0.01	(0.06)

The Company typically receives a substantial volume of its quarterly sales orders at or near the end of each quarter. In anticipation of meeting this expected demand, the Company usually builds a significant inventory of finished products throughout each quarter. If the expected volume of sales orders is not received during the quarter, or is received too late to allow the Company to ship the products ordered during the quarter, the Company's quarterly results and stock of finished inventory can be significantly affected. During the fourth quarter of fiscal 2006, the Company reevaluated the allowance for doubtful accounts and increased the allowance by $529,700.

14.  OTHER INCOME

The Company recognized $300,000 pursuant to a patent license agreement and royalty income of $313,500 for the year ended June 30, 2006.  Royalty income of $177,203 and $77,875 for fiscal 2005 and fiscal 2004, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Criticare Systems, Inc.
Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of Criticare Systems, Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Criticare Systems, Inc. at June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Milwaukee, Wisconsin
August 11, 2006

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

Item 9B.  OTHER INFORMATION.

Effective September 28, 2006, the Company entered into an amendment to the employment agreement of each of Emil H. Soika, President, Chief Executive Officer and Director, Drew M. Diaz, Vice President-Worldwide Sales, Joseph P. Lester, Vice President and General Manager, Deborah A. Zane, Vice President-Marketing and Business Development, Joel D. Knudson, Vice President-Finance and Secretary, and Michael T. Larsen, Vice President-Quality and Regulatory Affairs. Each amendment replaces the prior definition of a "change in control" with a new, more complete definition which includes the following changes:

●
a change in control will now include a change in the composition of a majority of the Board of Directors of the Company (except with the approval of at least a majority of the incumbent directors); and

●	a change in control will occur upon a change in the ownership of 50% or more (in place of the prior threshold of 51% or more) of the outstanding stock or voting power of the Company.

The employment agreements provide that if the Company experiences a change in control, and Mr. Soika or Mr. Diaz voluntarily terminates his employment for any reason after the change in control, or Mr. Lester, Ms. Zane, Mr. Knudson or Mr. Larsen voluntarily terminates his or her employment for any reason after completing three months of employment after the change in control, Mr. Soika is entitled to receive payment of his base salary and other employee benefits for 30 months after the date of termination, Mr. Diaz is entitled to receive payment of his total compensation for 24 months after the date of termination, Mr. Lester is entitled to receive payment of his total compensation for 18 months after the date of termination, and each of Ms. Zane, Mr. Knudson and Mr. Larsen is entitled to receive payment of his or her base salary and other employee benefits for 12 months after the date of termination, or until Mr. Soika, Mr. Diaz, Mr. Lester, Ms. Zane, Mr. Knudson or Mr. Larsen secures alternative employment, whichever period is shorter.

The amendment to Mr. Diaz's employment agreement also increases his severance period from 12 months to 24 months following a voluntary termination of employment by Mr. Diaz after a change in control or a termination of employment by the Company without cause at any time either before or after a change in control.

The amendments were unanimously approved by the Board of Directors (including all of the independent directors) after the Board received the advice of counsel that the new definition of a change in control is customary for similarly-situated executives of public companies and concluded that the Board desired to diminish the inevitable distraction of the Company's executive officers by virtue of the personal uncertainties created by a pending or threatened change in control, including one involving a change in a majority of the Board not approved by the existing Board, and to encourage each such executive officers' full attention and dedication to the Company in the event of a threatened or pending change in control.

The amendments, including the complete text of the new definition of a change in control, have been filed as exhibits to this report and are incorporated herein by reference

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Audit Committee Matters—Audit Committee Financial Expert" and "Corporate Governance Matters—Code of Business Ethics" in the Company's Proxy Statement for the 2006 Annual Meeting of Stockholders which will be filed on or before October 30, 2006 (the "Criticare Proxy Statement").

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

The following table summarizes share information for the Company’s equity compensation plans as of June 30, 2006, including the 2003 Stock Option Plan, the 1992 Employee Stock Option Plan, the 1992 Non-Employee Stock Option Plan, the 1987 Employee Stock Option Plan, the 1987 Non-Employee Stock Option Plan and the Company’s Employee Stock Purchase Plan.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan category	warrants and rights	warrants and rights	in first column)

Equity compensation plans
approved by security holders	543,688 shares	$3.17 per share	922,232 shares

Equity compensation plans
not approved by security holders	30,000 shares	$2.88 per share	0 shares

Total	573,688 shares	$3.15 per share	922,232 shares

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

Consolidated Balance Sheets - as of June 30, 2006 and 2005.

Consolidated Statements of Operations - for the years ended June 30, 2006, 2005 and 2004.

Consolidated Statements of Stockholders' Equity - for the years ended June 30, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows - for the years ended June 30, 2006, 2005 and 2004.

Notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm.

2.     Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm.

Financial Statement Schedule for the years ending June 30, 2006, 2005 and 2004:

Schedule Number	Description	Page

II	Valuation and Qualifying	57
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

3.2  Restated By-Laws of the Company (incorporated by reference to the Company's Current Report on Form 8-K filed on March 17, 2006).

4.1  Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

4.2  Rights Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed on April 18, 1997).

10.1*   2003 Stock Option Plan, as amended (and form of stock option grant agreement, stock appreciation right grant agreement and restricted stock grant agreement) (incorporated by reference to the Company's Current Report on Form 8-K filed on December 7, 2005).

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

10.8*    Employment Agreement of Emil H. Soika (incorporated by reference to the Company's Current Report on Form 8-K filed on September 8, 2005).

10.9*    Employment Agreement of Drew M. Diaz.

10.10    Supply Partnership Agreement, dated as of August 1, 2000, between the Company and BioCare Corporation (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2001).

                10.11*  Employment Agreement of Joseph P. Lester (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.12*  Employment Agreement of Deborah A. Zane (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2005).

10.13*  Employment Agreement of Joel D. Knudson (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2005).

10.14*  Employment Agreement of Michael Larsen (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2005).

10.15*  Amendment to Employment Agreement of Emil H. Soika effective September 28, 2006.

10.16*  Amendment to Employment Agreement of Joseph P. Lester effective September 28, 2006.

10.17*  Amendment to Employment Agreement of Deborah A. Zane effective September 28, 2006.

10.18*  Amendment to Employment Agreement of Joel D. Knudson effective September 28, 2006.

10.19*  Amendment to Employment Agreement of Michael T. Larsen effective September 28, 2006.

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

     CRITICARE SYSTEMS, INC.

  By    /s/ Emil H. Soika
Emil H. Soika, President
and Chief Executive Officer

      Date: September 28, 2006

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Emil H. Soika and Joel D. Knudson, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emil H. Soika	President, Chief Executive Officer	September 28, 2006
Emil H. Soika	and Director (Principal Executive
Officer)

/s/ Joel D. Knudson	Vice President-Finance and Secretary	September 28, 2006
Joel D. Knudson	(Principal Financial and Accounting
Officer)

/s/ Dr. Higgins Bailey	Chairman of the Board and Director	September 28, 2006
Dr. Higgins Bailey

/s/ N.C. Joseph Lai, Ph.D.	Director	September 28, 2006
N.C. Joseph Lai, Ph.D.

/s/ Jeffrey T. Barnes	Director	September 28, 2006
Jeffrey T. Barnes

/s/ Stephen K. Tannenbaum	Director	September 28, 2006
Stephen K. Tannenbaum

/s/ Sam B. Humphries	Director	September 28, 2006
Sam B. Humphries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Criticare Systems, Inc.
Waukesha, Wisconsin

The audits referred to in our report dated August 11, 2006 relating to the consolidated financial statements of Criticare Systems, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Milwaukee, Wisconsin
August 11, 2006

SCHEDULE II

CRITICARE SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

Column A	Column B	Column C	Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period

YEAR ENDED JUNE 30, 2004:
Allowance for doubtful accounts	$300,000	$393,758	$433,758	$260,000
Reserve for sales returns and allowances	$77,945	$--	$--	$77,945
Reserve for obsolete inventory	$1,400,000	$509,001	$1,299,001	$610,000
YEAR ENDED JUNE 30, 2005:
Allowance for doubtful accounts	$260,000	$87,695	$47,695	$300,000
Reserve for sales returns and allowances	$77,945	$--	$--	$77,945
Reserve for obsolete inventory	$610,000	$281,003	$452,703	$438,300
YEAR ENDED JUNE 30, 2006:
Allowance for doubtful accounts	$300,000	$559,206	$29,506	$829,700
Reserve for sales returns and allowances	$77,945	$--	$37,945	$40,000
Reserve for obsolete inventory	$438,300	$56,622	$134,922	$360,000