Form 10-K/A
period 2006-06-30
CRITICARE SYSTEMS INC /DE/
filed 2006-10-30
CIK 812121

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Consent Revocation Statement filed by the Company with the Securities and Exchange Commission on October 11, 2006 are incorporated by reference into Part III of this report.

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

Explanatory Note

Criticare Systems, Inc. (the "Company") is amending Items 10, 11, 12, 13 and 14 of Part III of the Company's Annual Report on Form 10-K for the year ended June 30, 2006, as filed with the Securities and Exchange Commission on September 28, 2006 (the "Annual Report"). This amendment is being made to incorporate by reference into Part III of the Annual Report portions of the Company's Definitive Consent Revocation Statement filed with the Securities and Exchange Commission on October 11, 2006 (the "Consent Revocation Statement").

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Current Directors of Criticare," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Executive Officers" in the Consent Revocation Statement.

The Audit Committee of the Company's Board of Directors is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Dr. Higgins D. Bailey, Dr. N.C. Joseph Lai and Stephen K. Tannenbaum (Chairman).

The Company's Board of Directors has determined that one of the members of the Audit Committee, Stephen K. Tannenbaum, qualifies as an "audit committee financial expert" as defined by the rules of the SEC based on his work experience and education.

The Company has adopted a Code of Business Ethics that applies to all of the Company's employees, including the Company's principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Business Ethics is available on the Company's corporate web site which is located at www.csiusa.com. The Company also intends to disclose any amendments to, or waivers from, the Code of Business Ethics on its corporate web site.

Item 11.   EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated herein by reference to the discussion under "Executive Compensation" and "Compensation of Directors" in the Consent Revocation Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Consent Revocation Statement.

The following table summarizes share information for the Company’s equity compensation plans as of June 30, 2006, including the 2003 Stock Option Plan, the 1992 Employee Stock Option Plan, the 1992 Non-Employee Stock Option Plan, the 1987 Employee Stock Option Plan, the 1987 Non-Employee Stock Option Plan and the Company’s Employee Stock Purchase Plan.

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options	plans (excluding securities
Plan category	warrants and rights	warrants and rights	in first column)

Equity compensation
plans approved by
security holders	543,688 shares	$3.17 per share	922,232 shares

Equity compensation
plans not approved by
security holders	30,000 shares	$2.88 per share	0 shares
Total	573,688 shares	$3.15 per share	922,232 shares

As noted in the table above, the Company has issued warrants to a consultant which have not been approved by the Company’s stockholders. The Company extended warrants for the purchase of 30,000 shares of Common Stock issued to the consultant expiring in February 2003 for an additional five years with an exercise price of $2.88 per share.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related party transactions is incorporated herein by reference to the discussion under "Executive Compensation—Employment Agreements” in the Consent Revocation Statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table summarizes the fees the Company was billed for audit and nonaudit services rendered by the Company's independent auditors during fiscal 2006 and 2005:

Service Type	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$170,060	$158,428
Audit-related Fees	-	-
Tax Fees (2)	19,350	19,550
All Other Fees	-	-
Total Fees Billed	$189,410	$177,978

________________

(1)       Consists of fees for professional services rendered in connection with the audit of the Company's financial statements for the fiscal years ended June 30, 2006 and June 30, 2005; the reviews of the financial statements included in each of the Company's quarterly reports on Form 10-Q during those fiscal years; and consents and assistance with documents filed by the Company with the SEC.

(2)       Consists of fees for tax advisory services in connection with preparation of the Company's federal and state tax returns and I.R.S. audit.

The Audit Committee of the Board of Directors of the Company considered that the provision of the services and the payment of the fees described above are compatible with maintaining the independence of BDO Seidman, LLP.

The Audit Committee is responsible for reviewing and pre-approving any non-audit services to be performed by the Company's independent auditors. The Audit Committee has delegated certain of its pre-approval authority to the Chairman of the Audit Committee to act between meetings of the Audit Committee. Any pre-approval given by the Chairman of the Audit Committee pursuant to this delegation is presented to the full Audit Committee at its next regularly scheduled meeting. The Audit Committee or Chairman of the Audit Committee reviews and, if appropriate, approves non-audit service engagements, taking into account the proposed scope of the non-audit services, the proposed fees for the non-audit services, whether the non-audit services are permissible under applicable law or regulation and the likely impact of the non-audit services on the independence of the independent auditors.

Since the effective date of the SEC rules requiring pre-approval of non-audit services on May 6, 2003, each new engagement of the Company's independent auditors to perform non-audit services has been approved in advance by the Audit Committee or the Chairman of the Audit Committee pursuant to the foregoing procedures.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(3) Exhibits:

    The following exhibits are filed with this Form 10-K/A:

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

Date:   October 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Emil H. Soika	President, Chief Executive Officer	October 30, 2006
Emil H. Soika	and Director (Principal Executive
Officer)

/s/ Joel D. Knudson	Vice President-Finance and Secretary	October 30, 2006
Joel D. Knudson	(Principal Financial and Accounting
Officer)

*	Chairman of the Board and Director	October 30, 2006
Dr. Higgins Bailey

*	Director	October 30, 2006
N.C. Joseph Lai, Ph.D.

*	Director	October 30, 2006
Jeffrey T. Barnes

*	Director	October 30, 2006
Stephen K. Tannenbaum

*	Director	October 30, 2006
Sam B. Humphries

/s/ Emil H. Soika		October 30, 2006
Emil H. Soika *Attorney-in-Fact