Form 10-Q
period 2006-09-30
CRITICARE SYSTEMS INC /DE/
filed 2006-11-13
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sepember 30, 2006

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

            Yes ____     No     X

Number of shares outstanding of each class of the registrant's classes of common stock as of September 30, 2006: Voting Common Stock, 12,295,306 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND JUNE 30, 2006

(UNAUDITED)
ASSETS	September 30, 2006	June 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$2,675,450	$3,793,781
Accounts receivable, less allowance for doubtful accounts
of $803,024 and $829,700, respectively	8,441,194	6,187,351
Other receivables	425,412	591,008
Short-term note receivable	50,000	50,000
Inventories	9,311,435	9,464,037
Prepaid expenses	248,472	227,606
Total current assets	21,151,963	20,313,783

Property, plant and equipment - net	2,372,824	2,452,314

License rights and patents - net	61,231	62,981
Long-term note receivable	112,500	150,000
Total other assets	173,731	212,981

TOTAL ASSETS	$23,698,518	$22,979,078

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,900,109	$5,408,746
Accrued liabilities:
Compensation and commissions	857,116	914,889
Product warranties	388,000	425,000
Obligations under capital lease	69,644	68,205
Other	147,413	174,667
Total current liabilities	7,362,282	6,991,507

LONG-TERM LIABILITIES:
Obligations under capital lease	115,866	133,826
Other long-term obligations	(658)	659
Total long-term liabilities	115,208	134,485

TOTAL LIABILITIES	7,477,490	7,125,992

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized
no shares issued or outstanding	—	—
Common stock - $.04 par value, 15,000,000 shares authorized, 12,399,256 and
12,398,131 shares issued, and 12,295,306 and 12,291,454 shares outstanding, respectively	495,970	495,925
Additional paid-in capital	26,192,414	26,156,864
Common stock held in treasury at cost (103,950 and 106,677 shares, respectively)	(370,733)	(375,813)
Retained earnings (accumulated deficit)	(10,103,918)	(10,436,794)
Cumulative translation adjustment	7,295	12,904
Total stockholders' equity	16,221,028	15,853,086
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,698,518	$22,979,078

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)
	2006	2005

NET SALES	$8,206,593	$7,672,313

COST OF GOODS SOLD	5,085,520	4,737,013

GROSS PROFIT	3,121,073	2,935,300

OPERATING EXPENSES:
Sales and marketing	1,296,119	1,486,832
Research, development and engineering	642,282	626,650
Administrative	856,228	764,747
Total	2,794,629	2,878,229

INCOME FROM OPERATIONS	326,444	57,071

OTHER INCOME (EXPENSE):
Interest expense	(4,119)	(5,443)
Interest income	33,723	20,256
Other income (expense)	(23,172)	65,494
Total	6,432	80,307

INCOME BEFORE INCOME TAXES	332,876	137,378

INCOME TAX PROVISION	—	—

NET INCOME	$332,876	$137,378

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	12,293,773	11,843,923
Diluted	12,368,293	12,192,149

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	2006	2005
OPERATING ACTIVITIES:
Net income	$332,876	$137,378
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation	131,658	146,155
Amortization	1,750	1,751
Share based compensation	29,467	40,017
Provision for doubtful accounts	1,674	—
Provision for obsolete inventory	42,000	(125,440)
Changes in assets and liabilities:
Accounts receivable	(2,255,517)	(863,419)
Note receivable	37,500	—
Other receivables	165,596	(8,925)
Inventories	121,578	(949,483)
Prepaid expenses	(20,866)	(9,084)
Accounts payable	491,363	1,387,064
Accrued liabilities	(121,905)	(92,098)
Net cash used in operating activities	(1,042,826)	(336,084)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(63,144)	(163,132)
Net cash used in investing activities	(63,144)	(163,132)

FINANCING ACTIVITIES:
Retirement of obligations under capital lease	(17,960)	(15,197)
Proceeds from issuance of common stock	11,208	423,280
Net cash (used in) provided by financing activities	(6,752)	408,083

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,609)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,118,331)	(91,133)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,793,781	3,680,965
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,675,450	$3,589,832

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid-net	$9,325	$2,825
Interest	$4,119	$5,443

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously filed Form 10-K. The three month results represent past performance, and are not necessarily indicative of results for an entire year. Certain amounts from the fiscal 2006 financial statements have been reclassified to conform to the 2007 presentation.

2.  Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at September 30, 2006 and June 30, 2006, respectively:

	September 30, 2006	June 30, 2006

Component parts	$4,183,936	$2,605,751
Work in process	1,949,271	1,470,893
Finished units	3,580,228	5,747,393
Total inventories	9,713,435	9,824,037
Less: reserve for obsolescence	402,000	360,000
Net inventory	$9,311,435	$9,464,037

3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2006	June 30, 2006

Machinery and equipment	$3,191,090	$3,157,328
Furniture and fixtures	954,051	894,451
Leasehold improvements	243,604	243,604
Production tooling	2,321,885	2,294,360
Demonstration and loaner monitors	2,005,434	1,997,844
Property, plant and equipment - cost	8,716,064	8,645,329
Less: accumulated depreciation	(6,343,240)	(6,193,015)
Property, plant and equipment - net	$2,372,824	$2,452,314

4.  Stock Options

The Company has adopted the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment”. Under the modified prospective method of adoption selected by the Company, compensation cost recognized is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Stock-based employee compensation expense included in reported net income totaled $29,467 and $40,017 for the three months ended September 30, 2006 and 2005, respectively.

The Company did not grant any options for the three months ended September 30, 2006. The fair value of stock options used to compute net income per share is the estimated fair value at the grant date using the Black-Scholes option-pricing model. The assumptions used when calculating the option-pricing model include; the expected volatility of Critcare’s common stock at 45.0%, the risk-free interest rate of 4.29%, the expected option life of 8.88 years and the forfeiture rate of option grants at 0%.

5.  Income Taxes

No income tax provision has been made in the consolidated statements of operations due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned. At September 30, 2006, the Company had federal net operating loss carry forwards of approximately $17,706,000 (which expire from 2008 through 2026) and state net operating loss carry forwards of approximately $11,930,000 (which expire from 2007 through 2021) available to offset future taxable income. The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net operating loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

6.  Line of Credit Facility

At September 30, 2006, the Company had a $2,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, less 0.25% (8.00% as of September 30, 2006). As of September 30, 2006 and June 30, 2006, there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants which require minimum income or liquidity levels. The Company was in compliance with the covenants at September 30, 2006.

7.  Net Income Per Common Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Additionally, antidilution occurs when the exercise price of the option is higher than the average market price of the common stock. The diluted weighted average common shares outstanding would be higher by 76,250 shares for the three months ended September 30, 2006 and by 27,000 shares for the three months ended September 30, 2005 without this anti-dilutive impact.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended September 30, 2006 and 2005

Results of Operations

Net sales of $8,206,595 for the three months ended September 30, 2006 increased 7.0% from $7,672,313 for the same period in fiscal 2006. A 35.4% increase in the accessory sales and an 8.2% increase in the number of units shipped were partially offset by a 3.4% reduction in average sales price, due to variations in the product mix, in the current period. The increased sales were the result of a $859,569 increase in domestic alternate care sales and $318,363 in domestic acute care sales, which was partially offset by a $514,922 decrease in international sales.

The gross profit percentage of 38.0% for the three months ended September 30, 2006 decreased slightly from 38.2% for the same period in fiscal 2006. The decreased margins in the current period were mainly due to the small variations in the product mix.

Operating expenses for the three months ended September 30, 2006 decreased $83,600 from the same period in fiscal 2006. The decrease of $190,713 in sales and marketing expenses was due mainly to a $104,619 decrease in the advertising, trade shows and sales promotion expenses and a $74,054 decrease in India operation expenses for the three months ended September 30, 2006. Administrative expenses increased by $91,481 due to the $91,540 of expenses incurred during the quarter in connection with the BlueLine consent solicitation. There will be additional expenses incurred in connection with the BlueLine consent solicitation which will increase the administrative expenses in the second quarter of fiscal 2007.

Total other income for the three months ended September 30, 2006 decreased $73,875 from the same period in fiscal 2006. This decrease was mainly due to decreased royalty income received during the quarter.

The net income of $332,876 for the three months ended September 30, 2006 as compared to net income of $137,378 for the same period in fiscal 2006, was the result of a $185,773 increase in gross profit combined with the decreased operating expenses of $83,600, partially offset by the decrease in other income of $73,875.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

As of September 30, 2006, the Company had a cash balance of $2,675,450, which was $1,118,331 lower than its balance at June 30, 2006 of $3,793,781. The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold its building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The Company’s cash position decreased by $1,118,331 for the three months ended September 30, 2006 mainly due to $1,042,826 of cash used in operations activities and $63,144 of capital expenditures. Cash used in operations was $1,042,826 for the three months ended September 30, 2006 as an increase of $2,255,517 in receivables (mainly due to increased sales near quarter end) was partially offset by a $491,363 increase in accounts payable, a $121,578 decrease in inventory, depreciation of $131,658 and net income of $332,876.

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. No major capital equipment expenditures are expected in the Company’s current fiscal year ending June 30, 2007. The Company also has a $2,000,000 line of credit currently in place that could be utilized, if necessary. At both September 30, 2006 and June 30, 2007, there were no borrowings outstanding under this line of credit. The credit facility has covenants that require minimum income or liquidity levels. The Company was in compliance with the covenants at September 30, 2006. This line expires in June 2007.

Forward Looking Statements

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

Such forward-looking statements are inherently subject to known and unknown risks and uncertainties. The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, general economic conditions, demand for the Company's products, costs of operations, the development of new products, the reliance on single sources of supply for certain components in the Company's products, government regulation, health care cost containment programs, the effectiveness of the Company's programs to manage working capital and reduce costs, competition in the Company's markets, compliance with product safety regulations and product liability and product recall risks, risks relating to international sales and compliance with U.S. export regulations, unanticipated difficulties in outsourcing the manufacturing of the majority of its products to foreign manufacturers and risks related to foreign manufacturing, including economic and political instability, trade and foreign tax laws, production delays and cost overruns and quality control. Such uncertainties and other risks that may affect the Company's performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company's Form 10-K for the year ended June 30, 2006. The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Quantitative and Qualitative Disclosures about Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points below the bank's reference rate. The Company had no borrowings outstanding under this bank facility at September 30, 2006 and June 30, 2006. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operation in India denominated in Indian rupees. As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes. A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the quarter ended September 30, 2006. The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Form 10-K for the year ended June 30, 2006. Please refer to that section for disclosures regarding the risks and uncertainties relating to the Company's business.

Item 5.  Other Information.

On October 19, 2006, the Company issued a press release announcing its preliminary unaudited revenue for the first quarter of fiscal 2007, but has not previously furnished a Form 8-K with respect to such press release pursuant to Item 2.02 of Form 8-K. A copy of the press release is attached as Exhibit 99.1 to this report. The attached Exhibit 99.1 shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Effective November 10, 2006, the Company entered into an amended and restated employment agreement with Deborah A. Zane, Vice President-Marketing and Business Development. The following discussion of the employment agreement is qualified in its entirety by reference to the employment agreement, which is attached as Exhibit 10.1 to this report.

The agreement provides that Ms. Zane will continue to receive her current compensation, with an annual review of the compensation within 30 days prior to the end of each fiscal year. Ms. Zane is entitled to receive health and life insurance coverage and disability insurance. The Company may terminate Ms. Zane's employment at any time and Ms. Zane may resign at any time. If the Company terminates her employment without cause at any time either prior to or after a change in control of the Company, Ms. Zane is entitled to receive payment of her base salary, commissions and her other employee benefits for 15 months from the date of termination. If Ms. Zane's employment is terminated for cause, or if she resigns, before a change in control of the Company, she will not be entitled to receive any base salary or other benefits for periods after the termination date.

Ms. Zane has agreed not to compete with the Company during employment and not to solicit customers or employees for a period of 12 months after any voluntary termination of employment or any termination by the Company with or without cause. Ms. Zane has agreed to maintain the confidentiality of the Company's financial statements and other financial information.

Ms. Zane's employment agreement provides that if the Company experiences a change in control, and Ms. Zane voluntarily terminates her employment for any reason after the change in control, Ms. Zane is entitled to receive payment of her base salary, commissions and her other employee benefits for 15 months after the date of termination or until Ms. Zane secures alternative employment, whichever period is shorter. Ms. Zane's new employment agreement includes the new, more complete definition of a "change in control" approved for the Company's employment agreements with its executive officers effective September 28, 2006. This definition of a "change in control" includes the following changes: (i) a change in control now includes a change in the composition of a majority of the board of directors of the Company (except with the approval of at least a majority of the incumbent directors); and (ii) a change in control will occur upon a change in the ownership of 50% or more (in lieu of the prior threshold of 51% or more) of the outstanding stock or voting power of the Company.

Item 6.  Exhibits.

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

3.2	By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

4.1	Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

4.2	Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 1997).

10.1	Employment Agreement, dated as of November 10, 2006, between the Company and Deborah A. Zane.

31.1	Certification of Emil H. Soika, President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joel D. Knudson, Vice President - Finance and Secretary (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1*	Press Release of Criticare Systems, Inc., issued October 19, 2006.

__________________
* This Exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CRITICARE SYSTEMS, INC.
(Registrant)

Date: November 13, 2006                                                     BY  /s/ Joel D. Knudson
        Joel D. Knudson
        Vice President - Finance
        (Chief Accounting Officer and
        Duly Authorized Officer)