Form 10-Q
period 2006-12-31
CRITICARE SYSTEMS INC /DE/
filed 2007-02-05
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

__X__    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

_____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-31943

CRITICARE SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	39-1501563
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20925 Crossroads Circle, Suite 100, Waukesha, Wisconsin	53186
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code:  (262) 798-8282

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

Number of shares outstanding of each class of the registrant's classes of common stock as of December 31, 2006: Voting Common Stock, 12,298,073 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND JUNE 30, 2006

(UNAUDITED)
ASSETS	December 31, 2006	June 30, 2006

CURRENT ASSETS:
Cash and cash equivalents	$3,947,297	$3,793,781
Accounts receivable, less allowance for doubtful accounts
of $698,372 and $829,700, respectively	6,161,894	6,187,351
Other receivables	420,843	591,008
Short-term note receivable	50,000	50,000
Inventories	8,077,732	9,464,037
Prepaid expenses	119,288	227,606
Total current assets	18,777,054	20,313,783

Property, plant and equipment - net	2,401,237	2,452,314

License rights and patents - net	59,480	62,981
Long-term note receivable	100,000	150,000
Total other assets	159,480	212,981

TOTAL ASSETS	$21,337,771	$22,979,078

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,148,887	$5,408,746
Accrued liabilities:
Compensation and commissions	937,699	914,889
Product warranties	388,000	425,000
Obligations under capital lease	71,114	68,205
Other	112,774	174,667
Total current liabilities	4,658,474	6,991,507

LONG-TERM LIABILITIES:
Obligations under capital lease	97,526	133,826
Other long-term obligations	—	659
Total long-term liabilities	97,526	134,485

TOTAL LIABILITIES	4,756,000	7,125,992

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized
no shares issued or outstanding	—	—
Common stock - $.04 par value, 15,000,000 shares authorized, 12,399,631 and
12,398,131 shares issued, and 12,298,073 and 12,291,454 shares outstanding, respectively	495,985	495,925
Additional paid-in capital	26,223,139	26,156,864
Common stock held in treasury at cost (101,558 and 106,677 shares, respectively)	(366,278)	(375,813)
Retained earnings (accumulated deficit)	(9,753,186)	(10,436,794)
Other comprehensive income (loss)	(17,889)	12,904
Total stockholders' equity	16,581,771	15,853,086
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,337,771	$22,979,078

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)
	2006	2005

NET SALES	$16,669,334	$16,443,126

COST OF GOODS SOLD	10,132,140	9,931,378

GROSS PROFIT	6,537,194	6,511,748

OPERATING EXPENSES:
Sales and marketing	2,813,618	3,292,693
Research, development and engineering	1,199,694	1,299,666
Administrative	1,882,345	1,613,900
Total	5,895,657	6,206,259

INCOME FROM OPERATIONS	641,537	305,489

OTHER INCOME (EXPENSE):
Interest expense	(7,889)	(10,565)
Interest income	62,661	41,974
Other (expense) income	(12,700)	407,417
Total	42,072	438,826

INCOME BEFORE INCOME TAXES	683,609	744,315

INCOME TAX PROVISION	—	—

NET INCOME	$683,609	$744,315

NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	12,295,483	11,935,933
Diluted	12,362,820	12,241,949

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)
	2006	2005

NET SALES	$8,462,740	$8,770,813

COST OF GOODS SOLD	5,046,620	5,194,365

GROSS PROFIT	3,416,120	3,576,448

OPERATING EXPENSES:
Sales and marketing	1,517,496	1,805,862
Research, development and engineering	557,411	673,015
Administrative	1,026,117	849,153
Total	3,101,024	3,328,030

INCOME FROM OPERATIONS	315,096	248,418

OTHER INCOME (EXPENSE):
Interest expense	(3,770)	(5,122)
Interest income	28,936	21,718
Other income	10,471	341,923
Total	35,637	358,519

INCOME BEFORE INCOME TAXES	350,733	606,937

INCOME TAX PROVISION	—	—

NET INCOME	$350,733	$606,937

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.05
Diluted	$0.03	$0.05

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	12,297,193	12,027,943
Diluted	12,357,641	12,334,894

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

	2006	2005
OPERATING ACTIVITIES:
Net income	$683,609	$744,315
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	253,126	288,902
Amortization	3,501	3,500
Share based compensation	56,545	81,140
Provision for doubtful accounts	1,674	—
Provision for obsolete inventory	102,000	(132,300)
Changes in assets and liabilities:
Accounts receivable	(9,323)	(587,076)
Note receivable	50,000	—
Other receivables	170,165	25,047
Inventories	1,198,237	(1,651,915)
Prepaid expenses	108,318	72,421
Accounts payable	(2,259,859)	1,020,836
Accrued liabilities	(76,742)	5,952
Net cash provided by (used in) operating activities	281,251	(129,178)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(115,982)	(383,358)
Net cash used in investing activities	(115,982)	(383,358)

FINANCING ACTIVITIES:
Retirement of obligations under capital lease	(33,391)	(30,715)
Proceeds from issuance of common stock	19,325	542,940
Net cash (used in) provided by financing activities	(14,066)	512,225

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,313	(3,691)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	153,516	(4,002)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,793,781	3,680,965
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,947,297	$3,676,963

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid-net	$9,325	—
Interest	$7,889	$10,565

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

2.  Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at December 31, 2006 and June 30, 2006, respectively:

	December 31, 2006	June 30, 2006
Component parts	$2,826,505	$2,605,751
Work in process	1,591,424	1,470,893
Finished units	4,121,803	5,747,393
Total inventories	8,539,732	9,824,037
Less: reserve for obsolescence	462,000	360,000
Net inventory	$8,077,732	$9,464,037

3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2006	June 30, 2006
Machinery and equipment	$3,226,702	$3,157,328
Furniture and fixtures	942,215	952,193
Leasehold improvements	243,604	243,604
Production tooling	2,335,132	2,294,360
Demonstration and loaner monitors	2,101,645	1,997,844
Property, plant and equipment - cost	8,849,298	8,645,329
Less: accumulated depreciation	(6,448,061)	(6,193,015)
Property, plant and equipment - net	$2,401,237	$2,452,314

4.  Stock Options

The Company has adopted the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment”. Under the modified prospective method of adoption selected by the Company, compensation cost recognized is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Stock-based employee compensation expense included in reported net income totaled $27,078 and $41,123 for the three months ended December 31, 2006 and 2005, respectively. Stock-based employee compensation expense included in reported net income totaled $56,545 and $81,140 for the six months ended December 31, 2006 and 2005, respectively.

The Company did not grant any options for the three and six months ended December 31, 2006. The fair value of stock options used to compute net income per share is the estimated fair value at the grant date using the Black-Scholes option-pricing model. The assumptions used when calculating the option-pricing model include the expected volatility of Criticare’s common stock at 45.0%, the risk-free interest rate of 4.29%, the expected option life of 8.88 years and the forfeiture rate of option grants at 0%.

5.  Income Taxes

No income tax provision has been made in the consolidated statements of income due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned. At December 31, 2006, the Company had federal net operating loss carry forwards of approximately $17,706,000 (which expire from 2008 through 2026) and state net operating loss carry forwards of approximately $11,930,000 (which expire from 2007 through 2021) available to offset future taxable income. The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net operating loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

6.  Line of Credit Facility

At December 31, 2006, the Company had a $2,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, less 0.25% (8.00% as of December 31, 2006). As of December 31, 2006 and June 30, 2006, there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants, which require minimum income or liquidity levels. The Company was in compliance with the covenants at December 31, 2006.

7.  Net Income Per Common Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Additionally, antidilution occurs when the exercise price of the option is higher than the average market price of the common stock. The diluted weighted average common shares outstanding would be higher by 80,000 shares for the three and six months ended December 31, 2006 and by 28,000 shares for the three and six months ended December 31, 2005 without this anti-dilutive impact.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Six Months Ended December 31, 2006 and 2005

Results of Operations

Net sales of $16,669,334 for the six months ended December 31, 2006 increased 1.4% from $16,443,126 for the same period in fiscal 2006. A 5.2% increase in the number of units shipped and a 4.9% increase in the accessory sales were partially offset by a 5.0% reduction in average sales price, due to variations in the product mix, in the current period. The increased sales were the result of a $715,255 increase in domestic alternate care sales and a $269,782 increase in domestic acute care sales, which were partially offset by a $622,246 decrease in international sales.

The gross profit percentage of 39.2% for the six months ended December 31, 2006 decreased slightly from 39.6% for the same period in fiscal 2006. The decreased margins in the current period were mainly due to the small variations in the product mix.

Operating expenses for the six months ended December 31, 2006 decreased $310,602 from the same period in fiscal 2006, despite the increase of $268,445 in administrative expenses due to the $362,693 of expenses incurred during the year in connection with the two consent solicitation actions initiated by BlueLine Partners. The decrease of $479,075 in sales and marketing expenses was due mainly to a $209,032 decrease in India operation expenses, a $107,537 decrease in operating supplies expenses and a $30,364 decrease in commissions earned for the six months ended December 31, 2006. There will be additional expenses incurred in connection with the second BlueLine consent solicitation, which will increase the administrative expenses in the third quarter of fiscal 2007.

Total other income for the six months ended December 31, 2006 decreased $396,754 from the same period in fiscal 2006. This decrease was mainly due to the $300,000 received pursuant to a patent license agreement in fiscal 2006 with no corresponding income in fiscal 2007 and a decrease of $94,200 in royalty income received during the first six months of fiscal 2007.

Income from operations of $641,537 for the six months ended December 31, 2006 increased $336,048 as compared to income from operations of $305,489 for the same period in fiscal 2006, which was the result of a $25,446 increase in gross profit combined with the decreased operating expenses of $310,602. Income from operations was offset by the decrease in other income of $396,754, resulting in net income of $683,609 for the six months ended December 31, 2006 as compared to net income of $744,315 for the same period in fiscal 2006.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended December 31, 2006 and 2005

Results of Operations

Net sales of $8,462,740 for the three months ended December 31, 2006 decreased 3.5% from $8,770,813 for the same period in fiscal 2006. A 2.6% increase in the number of units shipped and a 1.3% increase in the accessory sales were offset by a 6.3% reduction in average sales price, due to variations in the product mix, in the current period. The small decrease in sales were the result of a $116,564 increase in domestic alternate care sales, which was offset by a $291,179 decrease in OEM sales and $107,324 in international sales.

The gross profit percentage of 40.4% for the three months ended December 31, 2006 decreased slightly from 40.8% for the same period in fiscal 2006. The decreased margins in the current period were mainly due to the small variations in the product mix.

Operating expenses for the three months ended December 31, 2006 decreased $227,006 from the same period in fiscal 2006, despite the increase of $176,964 in administrative expenses due to the $271,153 of expenses incurred during the quarter in connection with the two consent solicitation actions initiated by BlueLine Partners. The decrease of $288,366 in sales and marketing expenses was due mainly to a $134,978 decrease in India operation expenses, a $65,163 decrease in commissions earned and a $25,848 decrease in operating supplies expenses for the three months ended December 31, 2006. There will be additional expenses incurred in connection with the second BlueLine consent solicitation, which will increase the administrative expenses in the third quarter of fiscal 2007.

Total other income for the three months ended December 31, 2006 decreased $322,882 from the same period in fiscal 2006. This decrease was driven by the $300,000 received pursuant to a patent license agreement in fiscal 2006 with no corresponding income in fiscal 2007.

Income from operations of $315,096 for the three months ended December 31, 2006 increased $66,678 as compared to income from operations of $248,418 for the same period in fiscal 2006, which was the result of the decreased operating expenses of $227,006, partially offset by a $160,328 decrease in gross profit. Income from operations was offset by the decrease in other income of $322,882, resulting in net income of $350,733 for the three months ended December 31, 2006 as compared to net income of $606,937 for the same period in fiscal 2006.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

As of December 31, 2006, the Company had a cash balance of $3,947,297, which was $1,271,847 higher than its balance at September 30, 2006 of $2,675,450 and $153,516 higher than its balance at June 30, 2006 of $3,793,781. The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold its building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The Company’s cash position increased by $153,516 for the six months ended December 31, 2006 mainly due to $314,357 of cash provided by operating activities, which was partially offset by $115,982 of capital expenditures. Cash provided by operations was $314,357 for the six months ended December 31, 2006 as a decrease of $2,259,859 in accounts payable was offset by a $1,198,237 decrease in inventory, depreciation of $253,126 and net income of $683,609.

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. No major capital equipment expenditures are expected in the Company’s current fiscal year ending June 30, 2007. The Company also has a $2,000,000 line of credit currently in place that could be utilized, if necessary. At both December 31, 2006 and June 30, 2006, there were no borrowings outstanding under this line of credit. The credit facility has covenants that require minimum income or liquidity levels. The Company was in compliance with the covenants at December 31, 2006. This line expires in June 2007.

Recently Issued Accounting Pronouncements

FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement 109 (Accounting for Income Taxes). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the pronouncement and the potential impact of this accounting change on the financial statements.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points below the bank's reference rate. The Company had no borrowings outstanding under this bank facility at December 31, 2006 and June 30, 2006. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operation in India denominated in Indian rupees. As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes. A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the quarter ended December 31, 2006. The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on December 19, 2006. The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1:  Election of two directors to serve for a term ending at the 2009 annual meeting of stockholders.

	For	Withheld
Stephen K. Tannenbaum	8,626,613	2,545,614
Emil H. Soika	10,024,438	1,147,789

The Company's other directors consist of Higgins D. Bailey and Sam B. Humphries (whose terms end at the 2007 annual meeting of stockholders) and Jeffrey T. Barnes and Dr. N.C. Joseph Lai (whose terms end at the 2008 annual meeting of stockholders).

Proposal 2:  Ratification of appointment of BDO Seidman, LLP as independent auditors of the Company.

For	Against	Abstain	Broker Non-Votes
9,521,722	121,025	1,529,480	0

Item 6.   Exhibits.

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

3.2	By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

4.1	Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

4.2	Rights Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 1997).

31.1	Certification of Emil H. Soika, President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joel D. Knudson, Vice President - Finance and Secretary (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

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

CRITICARE SYSTEMS, INC.
(Registrant)

Date:  February 5, 2007                                                        BY   /s/ Joel D. Knudson
        Joel D. Knudson
        Vice President - Finance
        (Chief Accounting Officer and
        Duly Authorized Officer)