Form 10-Q
period 2007-03-31
CRITICARE SYSTEMS INC /DE/
filed 2007-05-10
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

__X__   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    X      No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer _____  Accelerated filer _____  Non-accelerated filer    X

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).         Yes ____     No    X

Number of shares outstanding of each class of the registrant's classes of common stock as of March 31, 2007: Voting Common Stock, 12,301,071 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND JUNE 30, 2006

(UNAUDITED)
	March 31, 2007	June 30, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,038,871	$3,793,781
Accounts receivable, less allowance for doubtful accounts
of $586,388 and $829,700, respectively	5,642,413	6,187,351
Other receivables	349,740	591,008
Short-term note receivable	50,000	50,000
Inventories	8,326,103	9,464,037
Prepaid expenses	199,524	227,606
Total current assets	18,606,651	20,313,783

Property, plant and equipment - net	2,287,258	2,452,314

License rights and patents - net	57,730	62,981
Long-term note receivable	87,500	150,000
Total other assets	145,230	212,981

TOTAL ASSETS	$21,039,139	$22,979,078

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,002,653	$5,408,746
Accrued liabilities:
Compensation and commissions	740,128	914,889
Product warranties	370,000	425,000
Obligations under capital lease	72,616	68,205
Other	130,133	174,667
Total current liabilities	4,315,530	6,991,507

LONG-TERM LIABILITIES:
Obligations under capital lease	78,799	133,826
Other long-term obligations	—	659
Total long-term liabilities	78,799	134,485

TOTAL LIABILITIES	4,394,329	7,125,992

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized
no shares issued or outstanding	—	—
Common stock - $.04 par value, 15,000,000 shares authorized, 12,399,631 and
12,398,131 shares issued, and 12,301,071 and 12,291,454 shares outstanding, respectively	495,985	495,925
Additional paid-in capital	26,261,311	26,156,864
Common stock held in treasury at cost (98,560 and 106,677 shares, respectively)	(360,693)	(375,813)
Retained earnings (accumulated deficit)	(9,723,059)	(10,436,794)
Other comprehensive income (loss)	(28,734)	12,904
Total stockholders' equity	16,644,810	15,853,086
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,039,139	$22,979,078

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)
	2007	2006
NET SALES	$23,790,883	$24,254,956

COST OF GOODS SOLD	14,376,860	14,653,789

GROSS PROFIT	9,414,023	9,601,167

OPERATING EXPENSES:
Sales and marketing	4,284,603	5,005,091
Research, development and engineering	1,813,672	1,913,355
Administrative	2,699,106	2,450,762
Total	8,797,381	9,369,208

INCOME FROM OPERATIONS	616,642	231,959

OTHER INCOME (EXPENSE):
Interest expense	(11,303)	(15,360)
Interest income	94,983	66,999
Other (expense) income	13,414	452,740
Total	97,094	504,379

INCOME BEFORE INCOME TAXES	713,736	736,338

INCOME TAX PROVISION	—	—

NET INCOME	$713,736	$736,338

NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.06
Diluted	$0.06	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	12,297,011	11,997,319
Diluted	12,361,484	12,215,149

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)
	2007	2006
NET SALES	$7,121,548	$7,811,830

COST OF GOODS SOLD	4,244,719	4,722,411

GROSS PROFIT	2,876,829	3,089,419

OPERATING EXPENSES:
Sales and marketing	1,470,988	1,712,397
Research, development and engineering	613,978	613,688
Administrative	816,760	836,863
Total	2,901,726	3,162,948

LOSS FROM OPERATIONS	(24,897)	(73,529)

OTHER INCOME (EXPENSE):
Interest expense	(3,414)	(4,794)
Interest income	32,323	25,024
Other income	26,115	45,323
Total	55,024	65,553

INCOME (LOSS) BEFORE INCOME TAXES	30,127	(7,976)

INCOME TAX PROVISION	—	—

NET INCOME (LOSS)	$30,127	$(7,976)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.00	$(0.00)
Diluted	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	12,300,136	12,122,819
Diluted	12,358,827	12,122,819

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
OPERATING ACTIVITIES:
Net income	$713,736	$736,338
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	354,817	488,231
Amortization	5,251	5,251
Share based compensation	92,421	129,194
Provision for doubtful accounts	7,454	23,510
Provision for obsolete inventory	120,144	(93,300)
Changes in assets and liabilities:
Accounts receivable	494,893	(358,703)
Note receivable	62,500	—
Other receivables	241,268	40,791
Inventories	1,113,193	(2,340,217)
Prepaid expenses	28,082	37,966
Accounts payable	(2,406,093)	406,991
Accrued liabilities	(274,954)	(110,697)
Net cash provided by (used in) operating activities	552,712	(1,034,645)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(285,165)	(535,236)
Net cash used in investing activities	(285,165)	(535,236)

FINANCING ACTIVITIES:
Retirement of obligations under capital lease	(50,616)	(46,559)
Proceeds from issuance of common stock	27,206	1,180,956
Net cash (used in) provided by financing activities	(23,410)	1,134,397

EFFECT OF EXCHANGE RATE CHANGES ON CASH	953	1,079

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	245,090	(434,405)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,793,781	3,680,965
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,038,871	$3,246,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid-net	$10,547	$4,385
Interest	$11,303	$15,360

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

2. Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method. Components of inventory consisted of the following at March 31, 2007 and June 30, 2006, respectively:

	March 31, 2007	June 30, 2006
Component parts	$2,795,980	$2,605,751
Work in process	1,282,173	1,470,893
Finished units	4,575,950	5,747,393
Total inventories	8,654,103	9,824,037
Less: reserve for obsolescence	328,000	360,000
Net inventory	$8,326,103	$9,464,037

3. Property, Plant and Equipment

Property, plant and equipment consist of the following:

	March 31, 2007	June 30, 2006
Machinery and equipment	$3,342,815	$3,157,328
Furniture and fixtures	942,872	952,193
Leasehold improvements	269,423	243,604
Production tooling	2,362,382	2,294,360
Demonstration and loaner monitors	2,111,351	1,997,844
Property, plant and equipment - cost	9,028,843	8,645,329
Less: accumulated depreciation	(6,741,585)	(6,193,015)
Property, plant and equipment - net	$2,287,258	$2,452,314

4. Stock Options

The Company has adopted the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment”. Under the modified prospective method of adoption selected by the Company, compensation cost recognized is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Stock-based employee compensation expense included in reported net income totaled $35,876 and $48,054 for the three months ended March 31, 2007 and 2006, respectively. Stock-based employee compensation expense included in reported net income totaled $92,421 and $129,194 for the nine months ended March 31, 2007 and 2006, respectively.

For the three and nine months ended March 31, 2007, the Company granted options totaling 39,000 shares at a weighted average exercise price of $3.47, which have a fair value of $81,166. The fair value of stock options is the estimated fair value at the grant date using the Black-Scholes option-pricing model. The assumptions used when calculating the option-pricing model include the expected volatility of Criticare’s common stock at 45.0%, the risk-free interest rate of 4.79%, the expected option life of 8.88 years and the forfeiture rate of option grants at 0%.

5. Income Taxes

No income tax provision has been made in the consolidated statements of income due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned. At March 31, 2007, the Company had federal net operating loss carry forwards of approximately $17,706,000 (which expire from 2008 through 2026) and state net operating loss carry forwards of approximately $11,930,000 (which expire from 2007 through 2021) available to offset future taxable income. The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net operating loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

6. Line of Credit Facility

At March 31, 2007, the Company had a $2,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs. Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, less 0.25% (8.00% as of March 31, 2007). As of March 31, 2007 and June 30, 2006, there were no borrowings against the line. Borrowings under the line of credit facility are collateralized by substantially all assets of the Company. The credit facility has covenants, which require minimum income or liquidity levels. The Company was in compliance with the covenants at March 31, 2007.

7. Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the periods. Diluted net income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Additionally, antidilution occurs when the exercise price of the option is higher than the average market price of the common stock. The diluted weighted average common shares outstanding would be higher by 112,750 shares for the three and nine months ended March 31, 2007 and by 28,000 shares for the three and nine months ended March 31, 2006 without this anti-dilutive impact.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Nine Months Ended March 31, 2007 and 2006

Results of Operations

Net sales of $23,790,883 for the nine months ended March 31, 2007 decreased 1.9% from $24,254,956 for the same period in fiscal 2006. A 1.2% increase in the number of units shipped was offset by a 1.2% reduction in average sales price, due to variations in the product mix, and a 0.7% decrease in the accessory sales in the current period. The decreased net sales were the result of a $1,583,888 decrease in international sales, which was partially offset by a $1,017,315 increase in domestic alternate care sales.

The gross profit percentage remained at 39.6% for the nine months ended March 31, 2007 and March 31, 2006.

Operating expenses for the nine months ended March 31, 2007 decreased $571,827 from the same period in fiscal 2006 due mainly to a decrease of $720,488 in sales and marketing expenses, which was partially offset by an increase of $248,344 in administrative expenses. The increase of $248,344 in administrative expenses was due to the $442,116 of expenses incurred during the period in connection with the two consent solicitation actions initiated by BlueLine Partners and the subsequent settlement of those actions in the third quarter. The decrease of $720,488 in sales and marketing expenses was due mainly to a $328,989 decrease in India operation expenses, a $134,095 decrease in advertising and trade show expenses and a $59,148 decrease in commissions earned for the nine months ended March 31, 2007.

Total other income for the nine months ended March 31, 2007 decreased $407,285 from the same period in fiscal 2006. This decrease was mainly due to the $300,000 received pursuant to a patent license agreement in fiscal 2006 with no corresponding income in fiscal 2007 and a decrease of $114,050 in royalty income received during the first nine months of fiscal 2007.

Income from operations of $616,642 for the nine months ended March 31, 2007 increased $384,683 as compared to income from operations of $231,959 for the same period in fiscal 2006, which was the result of a $571,827 decrease in operating expenses, partially offset by a decrease in gross profit of $187,144. The increased income from operations was offset by the decrease in other income of $407,285, resulting in net income of $713,736 for the nine months ended March 31, 2007 as compared to net income of $736,338 for the same period in fiscal 2006.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended March 31, 2007 and 2006

Results of Operations

Net sales of $7,121,548 for the three months ended March 31, 2007 decreased 8.8% from $7,811,830 for the same period in fiscal 2006. A 0.7% increase in average sales price, due to variations in the product mix, was offset by an 8.3% decrease in the number of units shipped and a 10.3% decrease in the accessory sales. The decrease in net sales was the result of a $761,666 decrease in international sales and a $267,903 decrease in domestic acute care sales , which was partially offset by a $293,928 increase in domestic alternate care sales and a $252,230 increase in OEM sales.

The gross profit percentage of 40.4% for the three months ended March 31, 2007 increased from 39.6% for the same period in fiscal 2006. The increased margins in the current period were mainly due to the small variations in the product mix.

Operating expenses for the three months ended March 31, 2007 decreased $261,222 from the same period in fiscal 2006 due mainly to a decrease of $241,409 in sales and marketing expenses. The decrease in sales and marketing expenses was due mainly to a $119,957 decrease in India operation expenses, a $28,335 decrease in commissions earned, a $26,557 decrease in operating supplies and a $26,555 decrease in advertising and trade show expenses for the three months ended March 31, 2007.

Total other income for the three months ended March 31, 2007 decreased $10,529 from the same period in fiscal 2006. This decrease was driven by decreased royalty income received during the third quarter in fiscal 2007.

Loss from operations of $(24,897) for the three months ended March 31, 2007 decreased $48,632 as compared to loss from operations of $(73,529) for the same period in fiscal 2006, which was the result of the decreased operating expenses of $261,222, partially offset by a $212,590 decrease in gross profit. With the decreased loss from operations, despite a decrease in other income of $10,529, the Company had net income of $30,127 for the three months ended March 31, 2007 as compared to a net loss of $(7,976) for the same period in fiscal 2006.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

As of March 31, 2007, the Company had a cash balance of $4,038,871, which was $1,363,421 higher than its balance at September 30, 2006 of $2,675,450, $91,574 higher than its balance at December 31, 2006 of $3,947,297 and $245,090 higher than its balance at June 30, 2006 of $3,793,781. The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold its building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The Company’s cash position increased by $245,090 for the nine months ended March 31, 2007 mainly due to $555,226 of cash provided by operating activities, which was partially offset by $285,165 of capital expenditures. Cash provided by operations was $555,226 for the nine months ended March 31, 2007 as a decrease of $2,406,093 in accounts payable was offset by a $1,113,193 decrease in inventory, a $494,893 decrease in accounts receivable, depreciation of $354,817 and net income of $713,736.

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. No major capital equipment expenditures are expected in the Company’s current fiscal year ending June 30, 2007. The Company also has a $2,000,000 line of credit currently in place that could be utilized, if necessary. At both March 31, 2007 and June 30, 2006, there were no borrowings outstanding under this line of credit. The credit facility has covenants that require minimum income or liquidity levels. The Company was in compliance with the covenants at March 31, 2007. This line expires in June 2007.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points below the bank's reference rate. The Company had no borrowings outstanding under this bank facility at March 31, 2007 and June 30, 2006. Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operation in India denominated in Indian rupees. As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes. A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the quarter ended March 31, 2007. The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based upon the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

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

4.2
Amended and Restated Rights Agreement, dated as of March 27, 2007, between the Company and LaSalle Bank National Association, as rights agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2007).

31.1	Certification of Emil H. Soika, President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joel D. Knudson, Chief Financial Officer and Secretary (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

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

CRITICARE SYSTEMS, INC.
(Registrant)

Date: May 10, 2007           BY   /s/ Joel D. Knudson                                       _
Joel D. Knudson
Chief Financial Officer
(Chief Accounting Officer and
Duly Authorized Officer)