Form 10-K
period 2007-06-30
CRITICARE SYSTEMS INC /DE/
filed 2007-09-28
CIK 812121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2007

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

Yes  [   ]  No  [ X ]

The aggregate market value of the voting common stock held by nonaffiliates of the registrant as of December 29, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was  $35,549,668.  Shares of voting common stock held as of December 29, 2006 by any person who was an executive officer or director of the Registrant as of December 29, 2006 has been excluded from this computation because such persons may be deemed to be affiliates.  This determination of affiliate status is not a conclusive determination for other purposes.

On August 31, 2007, there were 12,318,219 shares of the registrant's $.04 par value voting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of the Stockholders of the Registrant to be held November 27, 2007 are incorporated by reference into Part III of this report.

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

To meet the needs of end-users in a wide variety of patient environments, the Company has developed a broad line of patient monitors which combine one or more of its patented or other proprietary technologies, for monitoring oxygen saturation, carbon dioxide and anesthetic agents, with standard monitoring technologies that provide electrocardiogram ("ECG"), invasive and noninvasive blood pressures, temperature, heart rate and respiration rate. The Company's VitalView telemetry system allows one nurse to monitor up to sixteen patients simultaneously from a convenient central location.  This allows hospitals to move out of the intensive care unit those patients that require continuous monitoring, but do not need all of an intensive care unit's extensive and costly personnel and equipment resources.  In fiscal 2006, the Company released a new, next generation portable vital signs monitor (VitalCareTM 506N3) and a new, next generation portable multi-parameter vital signs monitor (nGenuity 8100E).

Criticare is implementing several business initiatives as part of its strategy to develop and distribute products for highly technical, growth oriented niche markets.  Management believes that in order to be successful, marketing, distribution and sales partnerships in these areas are required.  That effort has resulted in the execution of a number of agreements with original equipment manufacturers ("OEMs").  To capitalize on these business initiatives, modules and stand-alone monitors were developed and marketed for specific OEM customers. The Company views OEM agreements as a complementary component to our strategy to develop products for highly technical niche markets, and the OEM business has been a significant driver of the Company’s growth.

The first of these initiatives involves monitoring products for anesthesia gases.  In fiscal 2003, the Company introduced an anesthesia monitoring product line for sale both under the Criticare brand name and for sale to OEMs.  Production shipments to our newest OEM partner, Fukuda Denshi, Inc. of Japan, began in August 2007.  A second initiative is the development of a highly specialized monitoring system for medical imaging applications in an MRI environment.  In 2003, Criticare entered into an agreement with an OEM, Medrad, Inc. ("Medrad"), to jointly develop and exclusively sell a highly specialized medical monitoring product to Medrad.  In July 2004, Criticare shipped the initial prototypes of this monitoring product to Medrad and production shipments began in January 2005.  Sales to Medrad have grown quickly and Medrad has become the Company's largest customer in fiscal 2007, fiscal 2006 and fiscal 2005. Following the acquisition, in July 2004, of Alaris Medical Systems, Inc. ("Alaris"), a long-time OEM customer, by Cardinal Health, Inc., the third initiative was implemented to develop an Acute Care distribution network in the U.S. to sell to markets previously served through Alaris.  Following such acquisition, Cardinal Health exited the vital signs monitor business and signed a transition agreement with the Company, which enabled our new Acute Care distribution network the opportunity to sell to the former Alaris customer base.  In conjunction with the transition agreement, in September 2005, we introduced a new portable vital signs monitor for the Acute Care market.  Sales for the Acute Care market during fiscal 2007 and fiscal 2006 have approached the largest revenue year Criticare experienced under the Alaris OEM agreement and greatly exceeded our expectations.

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

  VitalCare™ 506N3 Portable Vital Signs Monitors.  The Portable Vital Signs Monitor provides maximum versatility and cost effectiveness in a small, compact, portable, full-featured vital signs monitor configured to meet specific clinical needs.  The unit is available in multiple configurations, with a choice of Criticare or Nellcor oximetry, ComfortCuff™ noninvasive blood pressure and temperature (either FILAC FasTemp™ or Alaris TurboTemp).  This unit is ideal for spot checking or continuously monitoring patients’ vital signs.

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

Poet™ IQ 8500 and Poet™ IQ2 8500Q Anesthetic Gas Monitors.  The Poet™ IQ 8500 gas monitor is used in conjunction with the Poet™ Plus 8100 Vital Signs Monitor to provide a unique combination of leading edge vital signs technology and anesthesia gas monitoring in a compact, modular system.  The Poet™ IQ2 8500Q Gas Monitor provides leading edge anesthesia gas monitoring in a compact stand alone monitor.  The operating systems of both monitors consist of an integrated, solid state module based upon a proprietary infrared technology developed by Criticare.  The operating systems automatically monitor up to five anesthetic agents plus nitrous oxide, oxygen, and carbon dioxide.  The systems also utilize a unique, disposable water trap component that is proprietary to the Company.  These products are marketed as  configurable systems for applications by OEMs and as Criticare branded products.  The systems’ reliable performance, ease of use, flexible design, and affordable cost make them the ideal monitoring solutions for anesthesia applications in hospitals and surgical centers.

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

Marketing and Sales

Domestic Sales.  At August 31, 2007, the Company's domestic sales force consisted of three employees and 54 independent dealers.  The Company's sales force and independent dealers market the Company's vital signs monitors and pulse oximeters primarily to surgery centers, dental and physician offices, and nursing homes.

The Company sells some of its higher-end monitors (anesthetic agent monitors and VitalView central stations) to domestic hospitals. With the development of an Acute Care distribution network, the Company is working to achieve a significant presence in U.S. hospitals that generally purchase medical equipment through large group purchasing organizations (GPOs).  These GPOs contract large medical equipment suppliers who can provide not only medical monitors, but also other medical equipment and service needs (such as CT scanners and MRI equipment). In addition, Cardinal Health and Criticare signed a transition agreement which enabled Criticare’s new Acute Care distribution network the opportunity to sell to the former Alaris customer base.  Alaris, formerly the Company’s largest customer, was acquired by Cardinal Health in 2004, and Cardinal Health subsequently made the decision to exit from vital signs monitor sales activities, since those products no longer fit within its core business strategy.

Criticare is implementing several business initiatives as part of its strategy to develop products for highly technical, growth oriented niche markets.  Management believes that in order to be successful, marketing and sales partnerships in these areas are required.  That effort resulted in the execution of a number of OEM agreements.

To capitalize on these business initiatives, the Company began to focus on selling to OEMs with the hiring of a senior manager, in 1999, to lead this effort.  Modules and stand-alone monitors were developed and marketed for specific OEM customers. The Company views OEM agreements as a critical component to our strategy to develop products for highly technical niche markets, and the OEM business has been a significant driver of the Company’s growth with net sales of $7.3 million or 23.3% of total net sales in fiscal 2007, $6.8 million or 21.7% of total net sales in fiscal 2006 and $6.1 million or 22.9% of total net sales in fiscal 2005. In particular, sales of the Company’s newly developed anesthesia products and a highly specialized monitoring system for medical imaging applications are expected to continue to be mainly for new OEM partners.  In July 2004, Criticare shipped the initial prototypes of this monitoring product to Medrad.  Medrad, the Company's OEM partner for medical imaging applications, was the Company's largest customer in fiscal 2007, 2006, and 2005, accounting for net sales of approximately $6.3 million in fiscal 2007, which represented 20.0% of the Company's total net sales in fiscal 2007.

International Sales.  One of the Company's principal marketing strategies has been to target international markets, particularly Europe, Latin America and the Pacific Rim countries.  During fiscal 2007, Criticare sold its products, principally to hospitals, in over 71 countries through over 93 independent dealers.

Most of the Company's international order processing, invoicing, collection and customer service functions are handled directly from the Company's headquarters in Waukesha, Wisconsin.  Criticare believes demand for the Company's products in international markets is primarily driven by cost containment concerns, and increased interest in using quality patient monitoring products for improved patient outcomes.

In fiscal 2007, 34.0% of Criticare's net sales, or $10.7 million, was attributable to international sales, of which 53.4% was from sales in Europe and the Middle East, 11.6% was from sales to Pacific Rim countries and 35.0% was from sales to Canada and Central and South America.  In fiscal 2006 and 2005, 40.1% and 43.5%, respectively, of Criticare's net sales were attributable to international sales. Other than inventory and accounts receivable for the Company’s branch office in India totaling approximately $0.4 million, there are no material identifiable assets of the Company located in foreign markets. The Company primarily sells its products in United States dollars and is therefore not subject to currency risks other than currency fluctuations from its operation in India; however, an increase in the value of the United States dollar relative to foreign currencies could make the Company's products less price competitive in those markets.  In addition, significant devaluation of certain foreign currencies could adversely affect the collectibility of accounts receivable from international customers.  The Company analyzes this risk before making shipments to countries it views as unstable.

Service, Support and Warranty.  Criticare believes that customer service is a key element of its marketing program. At August 31, 2007, the Company had a customer service and technical support staff of 19 people at its Waukesha, Wisconsin facility.  Customer service support is available 24 hours a day, seven days a week, in which numerous customers’ technical problems are resolved over the telephone.  The customer service staff also provides periodic training and education of the direct sales force who in turn provide training to the dealers and end-users.

Criticare's monitors and sensors are generally warranted against defects for one year.  If a problem develops with a Criticare product while under warranty, the Company typically provides a replacement unit until the product can be repaired at the Company's facility. The Company offers extended warranties and service contracts on all of its monitors.

Manufacturing

Historically, Criticare had manufactured and assembled its products internally, principally at the Company's facility in Waukesha, Wisconsin.  Due mainly to pricing pressures on monitoring systems worldwide, in fiscal 2001 the Company entered into an agreement with two offshore contract manufacturing firms located in Taiwan and Ireland, respectively, that exclusively manufacture medical devices in a regulated environment.  During fiscal 2005, the Company ended the supply agreement with the contract manufacturing firm in Ireland.  The contract manufacturing firm in Taiwan also has manufacturing capabilities in China. A portion of Criticare’s production has been transitioned to China to continue to receive favorable pricing.  The Company works closely with this firm to maintain product quality and reliability.  This firm performs the same rigorous quality control testing at its facilities that Criticare had done in the past at its own facility.  With the majority of the Company’s manufacturing outsourced as of the end of calendar 2001, Criticare concentrates on product enhancements and new product development, customer service, and increased involvement with its OEM customers.  The Company manufactures and assembles all proprietary medical devices and "made in the USA" requirements at the Company’s facility in Waukesha, Wisconsin.  In addition, the Company continues limited production of new products internally during the development phase and for a short period after commercial introduction until production can be effectively transitioned to offshore manufacturers.

Any inability of the offshore manufacturer to deliver products on a timely basis could have a material adverse effect on the Company.  However, the manufacturer has the ability to produce the Company’s products in Taiwan and China.  Therefore, the Company is not totally reliant on a single plant or single source to supply product.  This factor, combined with the Company’s ability to continue to manufacture at its headquarters in Waukesha, Wisconsin, reduces the Company’s risk of supply interruption.

The Company has achieved certification under the International Organization for Standardization’s (ISO) standard 13485:2003.  The offshore contract manufacturing firm has achieved certification under ISO's standards 13485 and 2000.  See "Regulation."

Research, Development and Engineering

Criticare has focused its research, development and engineering expenditures on products designed to meet identified market demands.  The Company seeks to apply its expertise in gas monitoring, vital signs monitoring, and related sensor technology to develop new products and adapt existing products for new markets.  At August 31, 2007, the Company had an in-house research, development and engineering staff of 18 people.  The Company's research, development and engineering expenditures were $2.4 million in fiscal 2007, $2.4 million in fiscal 2006 and $2.6 million in fiscal 2005.

Research and development efforts for fiscal 2007 focused on the development and release our next generation full featured vital signs monitor, our design of a high quality, reasonably featured and low cost portable vital signs monitor, and an upgrade to the portable multi-parameter vital signs monitor to provide a option with CO2. Research and development efforts for fiscal 2006 focused on the development and release our next generation portable multi-parameter vital signs monitor (nGenuity  8100E), our next generation portable vital signs monitor (VitalCare™ 506N3), and an upgrade to the MRI monitor to provide additional technological enhancements.  Research and development efforts for fiscal 2005 focused on the development and release of the Veris MRI compatible vital signs monitor.

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

The Company believes that the worldwide anesthetic agent and carbon dioxide monitor markets are comparatively fragmented, with Datex/Ohmeda, a subsidiary of General Electric Company, Andros Incorporated, and Dräger Medical as the principal competitors.  The market for vital signs monitors includes competitors such as General Electric Company,  Dräger Medical, Datascope Corp., Philips Electronics, Welch Allyn Inc., Mindray Medical International Limited, CAS Medical Systems, Inc., Nihon Kohden Corporation and Spacelabs Medical, Inc., a subsidiary of OSI Systems, Inc.  Internationally, the market for vital signs monitors includes the competitors mentioned above, as well as in-country manufacturers that supply low cost monitors that are not required to comply with the rigorous regulations of the U.S. Food and Drug Administration ("FDA").

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

Patents and Trademarks

The Company believes one of its principal competitive advantages is provided by its patented and other proprietary technology including its sensor technology, infrared specific anesthetic gas monitoring technology, UltraSync signal processing software and disposable respiratory secretion filter system. The Company has 20 issued U.S. patents and 1 U.S. patent pending. The Company's U.S. patents expire between 2007 and 2022.  Criticare also has 14 issued foreign patents and 9 foreign patent applications pending.  There is no assurance that any patents held or secured by the Company will provide any protection or commercial or competitive benefit to the Company.  There is also no assurance that the Company's products will not infringe upon patents held by others.  The Company is the owner of United States trademark registrations for "CRITICARE", "POET", "POET IQ", "MPT", "REMOTEVIEW", "MICROVIEW", "VITALVIEW", "SCHOLAR", and "WATERCHEK".

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

Employees

At August 31, 2007 Criticare, had 95 employees in the U.S., including 18 in research, development and engineering, 19 in customer service and support, 27 in manufacturing and operations, 14 in administration, 9 in sales and marketing, and 8 in quality control.  Criticare also utilizes four international country managers that work as independent contractors to support its international sales efforts.  The Company also has an operation in India with 3 employees.

Many of the Company's technical employees are highly skilled.  The Company believes that its continued success depends in part on its ability to continue to attract qualified management, marketing and technical personnel.  None of the Company's employees are subject to a collective bargaining agreement.  The Company believes that its relations with its employees are good.

Backlog

Criticare's backlog on June 30, 2007 and 2006 was $4,789,244 and $5,260,197, respectively.  The backlog is driven by the extended delivery schedule from Medrad, which totaled $1,170,546 as of June 30, 2007 and $4,100,984 as of June 30, 2006.  Criticare generally delivers its products out of inventory when specified by the customer.  The Company does not believe that its backlog at any date is indicative of its future sales.

Item 1A.  RISK FACTORS

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

In response to pricing pressure, in fiscal 2001 we entered into agreements for offshore contract manufacturing.  We completed the transition of the offshore production of substantially all of our established product lines at the end of calendar 2001.  Currently, our offshore manufacturing is handled by a contract manufacturing firm in Taiwan that also has manufacturing capabilities in China.  Any inability of the offshore manufacturer to deliver products on a timely basis could have a material adverse effect on us.

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

In fiscal 2007, our largest customer accounted for net sales of approximately $6.3 million, which represented 20.0% of our total net sales.  We also had a receivable balance with this customer of approximately $1.6 million as of June 30, 2007, which represented 27.7% of our total receivables as of that date.  An adverse change in our relationship with or the financial viability of our largest customer could have a material adverse effect on our net sales and profitability.

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

The cost of a significant portion of medical care in the United States is funded by government or other insurance programs.  Additional limits imposed by such programs on health care cost reimbursements may further impair the ability of hospitals and other health care providers to purchase equipment such as our products and could reduce our domestic sales.

Our controls and procedures may be ineffective.

Our management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require annual management assessments of the effectiveness of our internal control over financial reporting beginning with our annual report for fiscal 2008 and annual attestation reports by our independent auditors addressing the effectiveness of our internal control over financial reporting beginning with our annual report for fiscal 2009.  We expect our efforts to achieve initial compliance with these provisions will require a significant commitment of management resources and will result in significant additional expenses over the next two fiscal years.  We may not be able to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act by the required deadlines.  Further, any system of controls, no matter how well designed and operated, is based partly on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

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

The market price of our common stock has experienced significant volatility from time to time.  There may be volatility in the market price of our common stock due to factors that may or may not relate to our performance. The trading price of our common stock could decline or fluctuate in response to a variety of such factors, including:

●	the timing of announcements by us or our competitors concerning significant acquisitions, financial performance or the introduction of new innovative products or services;
●	fluctuation in our quarterly operating results;
●	fluctuations in demand for our products;
●	fluctuations in interest rates;
●	substantial sales of our common stock; or
●	general stock market or other economic conditions.

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

Each currently outstanding share of our common stock includes, and each newly issued share of our common stock will include, one preferred share purchase right.  The rights are attached to and trade with the shares of common stock and generally are not exercisable.  The rights will become exercisable the tenth business day after a person or group acquires 20% or more of our common stock or makes an offer to acquire 30% or more of our common stock.  When exercisable, each right entitles the holder to purchase for $25, subject to adjustment, 1/100th of a share of preferred stock for each share of common stock owned.  The rights have anti-takeover effects and generally will cause substantial dilution to a person or group that attempts to acquire control of us without conditioning the offer on either redemption of the rights or amendment of the rights to prevent this dilution.  The rights could have the effect of delaying or preventing a change of control.  The rights are scheduled to expire on March 27, 2017.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.     PROPERTIES.

In August 2002, the Company leased approximately 37,000 square feet of a building in Waukesha, Wisconsin to serve as the Company’s headquarters, warehouse, manufacturing, research and development and service facility.  The lease originally was to expire on August 30, 2007, but the Company exercised its option to extend the lease for an additional three years so that the lease now expires on August 31, 2010.  The Company currently leases approximately 32,000 square feet, with rent currently totaling $23,545 per month.  The Company has also leased approximately 8,800 square feet of a building near the Company's headquarters to serve as an additional warehouse facility.  This lease expires on August 31, 2010, with rent totaling $4,925 per month for the term of the lease.

Item 3.     LEGAL PROCEEDINGS.

In the normal course of business Criticare may be involved in various legal proceedings from time to time.  Criticare does not believe it is currently involved in any claim or action the ultimate disposition of which would have a material adverse effect on the Company.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock  trades on the American Stock Exchange under the symbol “CMD”.  As of June 30, 2007, there were approximately 183 holders of record of the common stock.  The Company has never paid dividends on its common stock and has no plans to pay cash dividends in the foreseeable future.  The following table shows the high and low closing prices of the Company's common stock as reported by the American Stock Exchange for the periods indicated.

	Years Ended June 30,
	2007		2006

Quarter Ended:	High	Low	High	Low
September 30	$4.25	$2.79	$5.34	$4.14
December 31	$4.25	$2.94	$5.15	$4.62
March 31	$3.83	$3.11	$5.30	$4.55
June 30	$3.81	$3.20	$5.09	$3.58

Item 6.	SELECTED FINANCIAL DATA.

The following table sets forth selected financial data with respect to the Company for each of the periods indicated, which should be read along with our consolidated financial statements and the notes to those statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended June 30,
	2007	2006	2005	2004	2003

Net sales	$31,431,810	$31,350,919	$26,781,627	$28,591,481	$28,562,943
Net income (loss)	348,027	212,118	(422,245)	(2,100,573)	(938,596)
Net income (loss) per common share--
basic and diluted	$0.03	$0.02	$(0.04)	$(0.19)	$(0.08)

Average shares outstanding--
basic	12,299,411	12,069,060	11,514,786	11,240,685	11,071,735
diluted	12,332,296	12,256,431	11,514,786	11,240,685	11,071,735
Stockholders' equity	$16,310,754	$15,853,086	$14,209,140	$13,789,300	$15,034,208
Long-term obligations	59,678	134,485	210,592	286,417	38,662
Working capital	14,049,063	13,322,276	12,339,332	11,756,441	12,895,476
Total assets	21,648,523	22,979,078	19,060,473	19,542,341	18,762,327

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

Overview

Criticare designs, manufactures and markets vital signs and gas monitoring instruments and related noninvasive sensors used to monitor patients in many healthcare environments.  The Company sells its products both in the U.S. and in international markets to customers such as hospitals, surgery centers, dental and physicians offices, and nursing homes.  Criticare is implementing several business initiatives as part of its strategy to develop and distribute products for highly technical, growth oriented niche markets.  Management believes that in order to be successful, marketing and sales partnerships in these areas are required.  That effort resulted in the execution of a number of OEM agreements.

Criticare is implementing several new business initiatives as part of its strategy to develop and distribute products for highly technical growth oriented niche markets.  To capitalize on these business initiatives, modules and stand-alone monitors were developed and marketed for specific OEM customers. The Company views OEM agreements as a critical component to our strategy to develop products for highly technical niche markets, and the OEM business has been a significant driver of the Company’s growth with net sales of $7,335,059 or 23.3% of total net sales in fiscal 2007, $6,814,623 or 21.7% of total net sales in fiscal 2006 and $6,132,122 or 22.9% of total net sales in fiscal 2005.

The first of these initiatives involves monitoring products for anesthesia gases.  In fiscal 2003, the Company introduced an anesthesia monitoring product line for sale both under the Criticare brand name and for sale to OEMs.  Production shipments to our newest OEM partner, Fukuda Denshi, Inc. of Japan, began in August 2007.  A second initiative is the development of a highly specialized monitoring system for medical imaging applications in an MRI environment.  In 2003, Criticare entered into an agreement with Medrad to jointly develop and exclusively sell a highly specialized medical monitoring product to Medrad.  In July 2004, Criticare shipped the initial prototypes of this monitoring product to Medrad and production shipments began in January 2005. Medrad was the Company's largest customer in fiscal 2007,  2006 and 2005, accounting for 20.0%, 16.5% and 11.6%, respectively, of the Company's net sales in those fiscal years.  Following the acquisition, in July 2004, of Alaris Medical Systems, Inc., a long-time OEM customer, by Cardinal Health, Inc., the third initiative was implemented to develop an Acute Care distribution network in the U.S. to sell to markets and group purchasing organizations (GPO’s) previously served through Alaris.  Following such acquisition, Cardinal Health exited the vital signs monitor business and signed a transition agreement with the Company, which enabled our new Acute Care distribution network the opportunity to sell to the former Alaris customer base.  In conjunction with the transition agreement, in September 2005, we introduced a new portable vital signs monitor for the Acute Care market.  Sales for the Acute Care market totaled approximately $3.16 million during fiscal 2007 and $3.49 million during the introduction year of fiscal 2006. This key initiative will remain ongoing as the Company works to obtain and maintain tier I and tier II GPO contracts which will allow the net sales for the Acute Care network to exceed the largest revenue year Criticare experienced under the Alaris OEM agreement.

The Company posted total net sales of $7,640,927 for the fourth quarter of fiscal 2007, which were 7.7% higher than the $7,095,962 in net sales for the same period of fiscal 2006, principally due to the strong OEM and international sales in fiscal 2007.  The Company reported a net loss of $(365,709) for the fourth quarter of fiscal 2007 as compared to a net loss of $(524,220) for the fourth quarter for fiscal 2006. For the full year, the Company had total net sales of  $31,431,810 in fiscal 2007 compared to net sales of $31,350,919 in fiscal 2006. Additionally, for the second consecutive year the Company posted net income, with net income of $348,027 in fiscal 2007 compared to net income of $212,118 in fiscal 2006.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's Consolidated Statements of Operations expressed as percentages of net sales.

	Percentage of Net Sales Years Ended June 30,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	62.5	61.6	60.9
Gross profit	37.5	38.4	39.1

Operating expenses:
Sales and marketing	19.1	22.2	21.2
Research, development and engineering	7.6	7.5	9.8
Administrative	10.9	10.1	10.8
Total	37.6	39.8	41.8

Loss from operations	(0.1)	(1.4)	(2.7)

Interest expense	0.0	(0.1)	(0.1)
Interest income	0.4	0.3	0.2
Foreign currency exchange gain (loss)	0.5	(0.3)	0.5
Other income	0.3	2.2	0.5

Income (loss) before income taxes	1.1	0.7	(1.6)
Income tax provision	--	--	--
Net income (loss)	1.1%	0.7%	(1.6)%

Fiscal Year Ended June 30, 2007 Compared to June 30, 2006

Net sales increased $80,891 to $31,431,810 for fiscal 2007 compared to $31,350,919 for fiscal 2006. The increase resulted from a 5.3% increase in the average sales price per unit, which was partially offset by a 3.9% decrease in accessory sales and a 1.0% decrease in the number of units shipped in the current year. The increased sales were driven by a $1,093,031 increase in domestic alternate care sales and a $520,436 increase in OEM sales, which were partially offset by a $1,027,626 decrease in international sales and a $335,453 decrease in acute care sales during fiscal 2007.  OEM sales in fiscal 2007 were $7,335,000 and represented 23.3% of total net sales, compared to $6,815,000 (21.7% of total net sales) in fiscal 2006.  The OEM sales of $6,290,137 to Medrad in fiscal 2007, for medical imaging applications, increased $1,110,258 from fiscal 2006.  The increased domestic alternate care sales was due to a number of factors, including Criticare’s release of our next generation portable multi-parameter vital signs monitor and the initial order to replace all vital signs monitors in over 50 domestic plasma collection centers.  International sales were lower than expected, due in large part to a $1,874,000 partial shipment of an order from the ministry of health of the Republic of Iraq which shipped in the fourth quarter of fiscal 2007, but which did not meet all the strict criteria for revenue recognition in accordance with SAB No. 104.  Due to the size and risks associated with a contract of this nature, the Company obtained a confirmed letter of credit to secure payment.  As a result, while the order met the revenue recognition criteria of ensuring collectibility, the terms of the letter of credit did not allow the transfer of title to occur until after June 30, 2007. The majority of this sale will be included in the first quarter results for fiscal 2008.

The gross profit percentage of 37.5% realized in fiscal 2007 decreased from the 38.4% generated in the prior year.  Margins decreased in the current year as the positive effect of a slight change in product mix was offset the continued upward shift in fixed overhead costs to meet the increased quality and production demands of our OEM customers and the increased overhead costs associated with manufacturing start-up costs related to our new portable multi-parameter vital signs monitor.

Charges to cost of goods sold for potentially obsolete inventory totaled $ 167,144 in fiscal 2007 compared to $56,622 in fiscal 2006.   Inventory considered obsolete will be disposed of and removed from Criticare’s warehouse during fiscal 2008.

Operating expenses for the year ended June 30, 2007 decreased $672,357 from fiscal 2006 due mainly to a decrease of $941,355 in sales and marketing expenses, which was partially offset by an increase of $257,165 in administrative expenses.  The increase of $257,165 in administrative expenses was due to the $451,564 of expenses incurred during the year in connection with the two consent solicitation actions initiated by BlueLine Partners and the subsequent settlement of those actions in the third quarter.  The decrease of $941,355 in sales and marketing expenses was due mainly to a $528,709 decrease in bad debt expenses from the reserve established in fiscal 2006 of a portion of the receivable due from one of our distributors with no corresponding reserve in fiscal 2007, a $135,676 decrease in India operation expenses, a $112,695 decrease in commissions earned and a $83,178 decrease in advertising and trade show expenses for the year ended June 30, 2007.  In fiscal 2006, the Company reserved a portion of the receivable due from the distributor referred to in the previous sentence, in the amount of $529,700.  Due to a reduction in the receivable from the distributor, the reserve has been reduced to $227,638 as of June 30, 2007.

Total other income for the fiscal year ended June 30, 2007 decreased $273,525 from fiscal 2006.  This decrease was mainly due to the $300,000 received pursuant to a patent license agreement in fiscal 2006 with no corresponding income in fiscal 2007, and a decrease of $295,400 in royalty income partially offset by an increase of $41,395 in interest income and a foreign currency exchange gain of $171,361 in fiscal 2007 related to the Company’s operation in India, which had a foreign currency exchange loss of $(108,225) in fiscal 2006.

Loss from operations of $(38,055) for the year ended June 30, 2007 decreased $409,434 as compared to a loss from operations of $(447,489) for the same period in fiscal 2006, which was the result of a decrease of $672,357 in operating expenses and a decrease in gross profit of $262,923.  The decreased loss from operations was partially offset by the decrease in other income of $273,525, resulting in net income of $348,027 for the year ended June 30, 2007 as compared to net income of $212,118 for fiscal 2006.

Fiscal Year Ended June 30, 2006 Compared to June 30, 2005

Net sales increased $4,569,292 to $31,350,919 for fiscal 2006 compared to $26,781,627 for fiscal 2005.  The increase resulted from a 3.5% increase in the number of units shipped, a 11.7% increase in the average sales price per unit and a 6.5% increase in accessory sales in the current year.  The increased sales were in part the result of $3,492,754 in acute care sales, which are a successful result of Criticare’s business initiative to develop an acute care distribution network in the U.S. to sell to markets previously served through Alaris.  Additionally, the increased sales were driven by a $827,941 increase in international sales and a $682,501 increase in OEM sales, which were partially offset by a $1,025,778 decrease in domestic alternate care sales during fiscal 2006.   The international sales increased despite a $357,972 reduction of sales in India during fiscal 2006.  The OEM sales of $5,179,879 to Medrad, for medical imaging applications, was partially offset by reduced sales of $2,034,468 to Alaris, formerly our largest OEM customer, during fiscal 2006.  The decrease in domestic alternate care sales was due to a number of factors, including Criticare’s movement to exit the defibrillator market due to the continued trend of direct sales by defibrillator manufacturers rather than through an establish distribution network, the postponed sales of patient monitors awaiting the release of our next generation portable multi-parameter vital signs monitor and the overall maturation of the oral surgery market.  OEM sales in fiscal 2006 were $6,815,000 and represented 21.7% of total net sales, compared to $6,132,000 (22.9% of total net sales) in fiscal 2005.

The gross profit percentage of 38.4% realized in fiscal 2006 decreased from the 39.1% generated in the prior year.  The margins decreased in the current period as the positive effect of a slight change in product mix was offset by the adverse effect of increased overhead costs associated with the manufacturing start-up costs related to our new portable vital signs monitor and the portable multi-parameter vital signs monitor, the replacement of a key supplier and with an upward shift in the fixed overhead costs to meet the increased quality and production demands of our OEM customers.

Charges to cost of goods sold for potentially obsolete inventory totaled $56,622 in fiscal 2006 compared to $281,003 for fiscal 2005.  Inventory considered obsolete will be disposed of and removed from Criticare’s warehouse during fiscal 2007.

Operating expenses for the year ended June 30, 2006 increased $1,293,377 from fiscal 2005 as an increase of $1,279,806 in sales and marketing and $271,193 in  administrative expenses was partially offset by a $257,622 reduction in research, development and engineering expenses.  The increase of $1,279,806 in sales and marketing expenses was due mainly to a $354,918 increase in the commissions earned due to increased sales and a $148,113 increase in India operation expenses, combined with a $98,277 increase in advertising, trade shows and sales promotion and a $19,154 increase in license fees spending for the year ended June 30, 2006.  In addition, due to the political climate currently in Mexico and the age of the receivable, we have reserved a portion of a receivable from one of our distributors in the amount of $529,700, which has significantly increased our  sales and marketing expenses.  Administrative expenses increased by $271,193 mainly due to an increase of $316,096 in compensation expenses of which $172,988 was recognized in conjunction with stock options under SFAS 123(R), an increase of $38,406 in license fees and an increase of $37,500 in board of director fees, which was partially offset by a $99,211 reduction in legal fees and a $26,506 reduction in recruiting fees.  The increase in operating expenses was partially offset by a decrease of $257,622 in research, development and engineering expenses.  In the first quarter of fiscal 2005, Criticare received funding of $125,000 from our largest OEM customer to jointly develop a highly specialized monitoring system for medical imaging applications, which reduced the research, development and engineering expenses for the year ended June 30, 2005 as compared to the year ended June 30, 2006.

Total other income for the fiscal year ended June 30, 2006 increased $355,657 from fiscal 2005.  This increase was mainly due to the $300,000 received pursuant to a patent license agreement, an increase of $136,297 in royalty income and an increase of $36,120 in interest income, partially offset by a foreign currency exchange loss of $(108,225) related to the Company’s operation in India, which had a foreign currency exchange gain of $131,885 in fiscal 2005.

The $1,572,083 and $355,657 increase in gross profit and total other income, respectively, partially offset by the increased operating expenses of $1,293,377, resulted in net income of $212,118 for the year ended June 30, 2006 as compared to a net loss of $(422,245) for fiscal 2005.

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

Revenue Recognition

Revenues and the costs of products sold are recognized as the related products are shipped or installed, if there are significant installation costs.  Revenue is recognized in accordance with SAB No. 104, when all four elements for revenue recognition have been met.  This revenue recognition policy is utilized for shipment of product to customers including both distributors and end-users.

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

During fiscal 2007, the reserve for obsolete inventory was increased $15,000 to $375,000 at June 30, 2007 due to normal variations in the inventory mix. During fiscal 2006, the reserve for obsolete inventory was decreased $78,300 to $360,000 at June 30, 2006 due mainly to the disposal of obsolete inventory that had been reserved for in prior years.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company had a cash balance of $4,635,823 as compared with its fiscal 2006 year-end cash balance of $3,793,781.  The Company has continued to maintain a bank debt free balance sheet.

With the Company’s return to profitability, Criticare has been able to increase its cash position by an aggregate of $896,998 over the last three fiscal years.  Non-cash expenses consisting primarily of depreciation expense, share based compensation expense as a result of SFAS 123(R), provision for obsolete inventory and provision for doubtful accounts decreased the Company’s profitability by an aggregate of $3,379,846 over the last three fiscal years, but did not impact the Company’s cash flows.  Over the last three fiscal years, the Company has been able to fund $1,192,915 of capital spending primarily with $2,147,192 of cash provided by the exercise of stock options over that period.

In fiscal 2007, $1,255,824 of cash was generated from operations.  This increase in cash was primarily driven by a combination of the reduction of the inventory, which was increased in fiscal 2006 due to the release of the next generation portable multi-parameter vital signs monitor, and the profitability of the Company.  The cash generated from operations was partially offset by capital spending of $407,473 and $11,493 of cash used in financing activities.  In fiscal 2007, $62,655 of cash was generated from the issuance of 11,500 shares of common stock upon the exercise of stock options.  In fiscal 2006, $1,213,677 of cash was generated from the issuance of 473,045 shares of common stock upon the exercise of stock options, most of which were scheduled to expire in less than one year.  This cash partially offset the $408,544 of cash used in operations and the $669,275 of capital spending in fiscal 2006.  Cash used in operations in fiscal 2006 was primarily driven by the inventory investment in the new, next generation portable multi-parameter vital signs monitor. In fiscal 2005, $688,724 of cash was generated from the issuance of 280,337 shares of common stock upon the exercise of stock options and an additional $131,250 of cash was generated from the issuance of 70,000 shares of common stock upon the exercise of stock warrants, most of which were scheduled to expire in less than one year.  This cash partially offset the $726,064 of cash used in operations and the $116,167 of capital spending in fiscal 2005.

The Company believes all near term future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances.  No major capital equipment expenditures are expected in the Company’s next fiscal year ending June 30, 2008.  The Company also has a $2,000,000 line of credit currently in place that could be utilized, if necessary.  At June 30, 2007, there were no borrowings outstanding under this line of credit.  The credit facility has covenants which require minimum income or liquidity levels.  The Company was in compliance with the covenants at June 30, 2007.  This line expires in June 2008.

The following table summarizes the Company’s contractual cash obligations at June 30, 2007 in the categories set forth below, and the effect such obligations are expected to have on its liquidity and cash flow in future fiscal periods:

	Total	2008	2009	2010	2011	2012 and Thereafter
Operating leases	$1,187,990	$378,597	$383,459	$365,270	$60,664	--
Capital leases	145,200	82,560	52,140	10,500	--	--
Contract Mfg obligations	350,000	350,000	--	--	--	--
Other long-term obligations	5,476	5,476	--	--	--	--
Total contractual obligations	$1,688,666	$816,633	$435,599	$375,770	$60,664	--

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points below the bank's reference rate.  The Company had no borrowings outstanding under this bank facility at June 30, 2007, 2006 and 2005.  Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operations in India which are denominated in Indian rupees.  As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes.  A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the fiscal year ended June 30, 2007.  The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND 2006

ASSETS (Note 6)	2007	2006

CURRENT ASSETS:
Cash and cash equivalents (Notes 1 and 10)	$4,635,823	$3,793,781
Accounts receivable, less allowance for doubtful accounts
of $497,638 and $829,700, respectively (Note 1)	5,991,999	6,446,637
Other receivables (Note 1)	251,950	331,722
Short-term note receivable (Note 1)	50,000	50,000
Inventories (Notes 1 and 2)	8,177,523	9,464,037
Prepaid expenses	219,859	227,606
Total current assets	19,327,154	20,313,783

PROPERTY, PLANT AND EQUIPMENT (Note 1):
Machinery and equipment	3,415,501	3,157,328
Furniture and fixtures	946,668	952,193
Leasehold improvements	290,084	243,604
Demonstration and loaner monitors	2,025,924	1,997,844
Production tooling	2,389,507	2,294,360
Property, plant and equipment – cost	9,067,684	8,645,329
Less accumulated depreciation	6,877,295	6,193,015
Property, plant and equipment – net	2,190,389	2,452,314

OTHER ASSETS:
License rights and patents – net (Notes 1 and 3)	55,980	62,981
Long-term note receivable (Note 1)	75,000	150,000
Total other assets	130,980	212,981
TOTAL ASSETS	$21,648,523	$22,979,078

See notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY	2007	2006

CURRENT LIABILITIES:
Accounts payable	$3,826,834	$5,408,746
Accrued liabilities:
Compensation and commissions	836,720	914,889
Product warranties (Notes 1 and 4)	349,000	425,000
Other	191,389	174,667
Obligations under capital lease (Note 12)	74,148	68,205
Total current liabilities	5,278,091	6,991,507

LONG-TERM LIABILITIES:
Obligations under capital lease, less current portion (Note 12)	59,678	133,826
Other long-term obligations	--	659
Total long-term liabilities	59,678	134,485

COMMITMENTS AND CONTINGENCIES (Notes 7, 9 and 12)

TOTAL LIABILITIES	5,337,769	7,125,992

STOCKHOLDERS' EQUITY (Notes 1 and 8):
Preferred stock - $.04 par value, 500,000 shares authorized,
no shares issued or outstanding	--	--
Common stock - $.04 par value, 15,000,000 shares authorized, 12,409,631 and
12,398,131 shares issued, and 12,313,321 and 12,291,454 outstanding, respectively	496,385	495,925
Additional paid-in capital	26,338,267	26,156,864
Common stock held in treasury (96,310 and 106,677 shares, respectively)	(356,502)	(375,813)
Retained earnings (accumulated deficit)	(10,088,767)	(10,436,794)
Cumulative translation adjustment	(78,629)	12,904
Total stockholders' equity	16,310,754	15,853,086
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,648,523	$22,979,078

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005

NET SALES (Notes 1, 10 and 11)	$31,431,810	$31,350,919	$26,781,627

COST OF GOODS SOLD	19,652,167	19,308,353	16,311,144

GROSS PROFIT	11,779,643	12,042,566	10,470,483

OPERATING EXPENSES:
Sales and marketing (Note 1)	6,008,956	6,950,311	5,670,505
Research, development and engineering (Note 1)	2,374,345	2,362,512	2,620,134
Administrative (Note 9)	3,434,397	3,177,232	2,906,039
Total	11,817,698	12,490,055	11,196,678

LOSS FROM OPERATIONS	(38,055)	(447,489)	(726,195)

OTHER (EXPENSE) INCOME:
Interest expense (Note 12)	(14,354)	(19,820)	(28,848)
Interest income	136,225	94,830	58,710
Foreign currency exchange gain (loss) (Note 1)	171,361	(108,225)	131,885
Other income (Note 14)	92,850	692,822	142,203
Total	386,082	659,607	303,950

INCOME (LOSS) BEFORE INCOME TAXES	348,027	212,118	(422,245)

INCOME TAX PROVISION (Notes 1 and 5)	--	--	--

NET INCOME (LOSS)	$348,027	$212,118	$(422,245)

NET INCOME (LOSS) PER COMMON SHARE (Note 1):
Basic and diluted	$0.03	$0.02	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING (Note 1):
Basic	12,299,411	12,069,060	11,514,786
Diluted	12,332,296	12,256,431	11,514,786

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

						Retained
			Additional	Common Stock		Earnings	Cumulative	Total
	Common Stock		Paid-In	Treasury		(Accumulated	Translation	Stockholders’
	Shares	Amount	Capital	Shares	Cost	Deficit)	Adjustment	Equity

Balance, June 30, 2004	11,574,749	$462,990	$23,965,900	124,728	$(409,439)	$(10,226,667)	$(3,482)	$13,789,302

Net loss						(422,245)		(422,245)
Cumulative translation adjustment							(4,630)	(4,630)
Comprehensive income/(loss)								(426,875)
Exercise of options	280,337	11,213	677,511					688,724
Exercise of warrants	70,000	2,800	128,450					131,250
Employee common stock
purchased from treasury			4,134	(12,135)	22,605			26,739

Balance, June 30, 2005	11,925,086	$477,003	$24,775,995	112,593	$(386,834)	$(10,648,912)	$(8,112)	$14,209,140

Net income						212,118		212,118
Cumulative translation adjustment							21,016	21,016
Comprehensive income/(loss)								233,134
Exercise of options	473,045	18,922	1,194,755					1,213,677
Stock-based employee compensation			172,988					172,988
Employee common stock
purchased from treasury			13,126	(5,916)	11,021			24,147

Balance, June 30, 2006	12,398,131	$495,925	$26,156,864	106,677	$(375,813)	$(10,436,794)	$12,904	$15,853,086

Net income						348,027		348,027
Cumulative translation adjustment							(91,533)	(91,533)
Comprehensive income/(loss)								256,494
Exercise of options	11,500	460	32,873					33,333
Stock-based employee compensation			138,519					138,519
Employee common stock purchased from treasury			10,011	(10,367)	19,311			29,322

Balance, June 30, 2007	12,409,631	$496,385	$26,338,267	96,310	$(356,502)	$(10,088,767)	$(78,629)	$16,310,754

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005

OPERATING ACTIVITIES:
Net income (loss)	$348,027	$212,118	$(422,245)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	457,440	650,142	588,559
Amortization	7,001	7,002	7,002
Share based compensation	138,519	172,988	--
Provision for doubtful accounts	(44,221)	559,206	87,695
Provision for obsolete inventory	167,144	56,622	281,003
Note receivable	--	(200,000)	--
Changes in assets and liabilities:
Accounts receivable	402,143	(158,411)	(445,243)
Other receivables	154,772	313,757	(285,673)
Inventories	1,331,328	(4,392,330)	197,563
Prepaid expenses	7,747	27,498	109,271
Accounts payable	(1,581,913)	2,375,187	(203,846)
Accrued liabilities	(132,163)	(32,323)	(640,150)
Net cash provided by (used in) operating activities	1,255,824	(408,544)	(726,064)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(407,473)	(669,275)	(116,167)
Net cash used in investing activities	(407,473)	(669,275)	(116,167)

FINANCING ACTIVITIES:
Retirement of obligation under capital lease	(74,148)	(68,205)	(57,712)
Proceeds from issuance of common stock	62,655	1,237,824	846,713
Net cash (used in) provided by financing activities	(11,493)	1,169,619	789,001

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,184	21,016	(4,630)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	842,042	112,816	(57,860)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,793,781	3,680,965	3,738,825
CASH AND CASH EQUIVALENTS, END OF YEAR	$4,635,823	$3,793,781	$3,680,965

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid—net	$10,547	$3,910	$2,506
Interest	14,355	19,820	26,596

See notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

CRITICARE SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

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

Principles of Consolidation -- The consolidated financial statements include the accounts of Criticare Systems, Inc. and its wholly owned subsidiaries (the "Company").  All significant intercompany accounts and transactions have been eliminated.

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

Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.  The general reserve in the allowance for doubtful accounts is calculated based upon the accounts receivable balance and the historical effectiveness of Criticare’s collection of those receivables.  The general reserve as of June 30, 2007 and 2006 is $70,000 and $100,000, respectively.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2007 and 2006 is adequate.  However, actual write-offs might exceed the recorded allowance.

Inventories -- Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out method.

Other Receivables -- Other receivables as of June 30, 2007 and 2006 consist mainly of tender deposits in the amount of $116,458 and $130,880, respectively, bank guarantees in the amount of $26,725 and $28,917, respectively.

Note Receivable -- Note receivable as of June 30, 2007 and 2006 is the result of the grant of a non-exclusive license with quarterly payments ending January 1, 2010.  This license agreement is treated, for accounting purposes, as a non-interest bearing note.  The future maturities of the note receivable are $50,000 in each of the fiscal years 2008 and 2009 and $25,000 in 2010.  The balance of the short-term note on each of June 30, 2007 and 2006 was $50,000.  The balance of the long-term note on June 30, 2007 and 2006 respectively, was $75,000 and $150,000.

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

Classification	Estimated Useful Lives

Machinery and equipment	5–7 years
Furniture and fixtures	5 years
Leasehold improvements	4–5 years
Demonstration and loaner monitors	4 years
Production tooling	5–7 years

The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, subject to amortization, in accordance with the Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS No. 144”), when indications of potential impairment exist.  The amount of any impairment is calculated as the shortfall of the estimated fair market value from the carrying value of the related asset.  Management considers such factors as current operating results, trends, and future prospects, in addition to other economic factors in performing this analysis.  No such impairments exist at June 30, 2007 and 2006.  As of July 1, 2005, in accordance with the Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), the Company will accumulate and amortize the software costs on a product-by product basis after the technological feasibility of the product has been established.  Amortization of the costs will be equal to the straight-line amortization of the costs over the estimated economic life of the product.  As of June 30, 2007 and 2006, the Company had capitalized $108,720 of software costs.  Amortization of $21,744 and $10,872 was recorded in fiscal 2007 and fiscal 2006, respectively.

License Rights and Patents -- The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” during the period ended June 30, 2003 to account for its license rights and patents.  License rights and patents are carried at cost and are amortized using the straight-line method over their estimated useful life as follows:

Classification	Estimated Useful Lives

License rights and patents	17 years

License rights and patents are evaluated for impairment when events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets.  When any such impairment exists, the related assets will be written down to fair value.

Revenue Recognition -- Revenues and the costs of products sold are recognized as the related products are shipped or installed, if there are significant installation costs.  This revenue recognition policy is utilized for shipment of product to customers, including both distributors and end-users.  Revenue is recognized, in accordance with SAB No. 104, when all four elements for revenue recognition have been met.

Shipping Costs -- Any shipping costs that are billable to the customer are included in revenue and all shipping costs are included in cost of goods sold in the accompanying consolidated statements of operations.

Product Warranties -- Estimated costs for product warranties are accrued for and charged to operations, as revenues for the related products are recognized.

Marketing Expenses -- Marketing expenses include all of the Company's sales related costs.  Bad debt expense(recoveries) totaled $(44,221) , $559,206 and $87,695 in fiscal 2007, 2006 and 2005, respectively.

Advertising Costs -- Advertising costs are expensed as incurred.  Advertising costs totaled $61,807, $97,460 and $68,120 for the years ended June 30, 2007, 2006 and 2005, respectively.

Research and Development Expenses -- Research and development costs are charged to operations as incurred.  Such expenses totaled $2,275,053, $2,304,226 and $2,561,386 in fiscal 2007, 2006 and 2005, respectively.

Income Taxes -- The Company accounts for income taxes using an asset and liability approach.  Deferred income tax assets and liabilities are computed for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  The Company pays income taxes in certain states that require an annual minimum tax.  These taxes are included in administrative expenses in the consolidated statements of operations.

Translation of Foreign Currency -- The Company follows the translation policy as provided by Financial Accounting Standards No. 52, “Foreign Currency Translation” in translating the financial statements of its operation in India from Indian rupees to U.S. dollars.  Accordingly, assets and liabilities are translated at the rate of exchange at the balance sheet date.  Income and expense items are translated at the average exchange rate prevailing throughout the year.  The results are shown as a component of other comprehensive income.

Net Income (Loss) Per Common Share -- Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods.  For fiscal 2007 and fiscal 2006, the number of diluted weighted average common shares outstanding would be higher by 122,750 and 28,000 shares, respectively, without this anti-dilutive impact.  The basic and diluted weighted average number of common shares outstanding in the financial statements are the same in fiscal year 2005 because including a diluted calculation in a loss position would produce an anti-dilutive per share amount. The number of diluted weighted average common shares outstanding would be higher by 131,230 shares in 2005 without this anti-dilutive impact.

Stock Options -- The Company grants options to purchase Criticare Systems, Inc. common shares under stock option plans that are described more fully in Note 8. Prior to fiscal 2006, the Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”.  Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment”.  Under the modified prospective method of adoption selected by the Company, compensation cost recognized in fiscal 2007 and 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date.  Results for the prior year have not been restated.  If the Company had elected to recognize compensation cost for the options granted during the year ended June 30, 2005, consistent with the method prescribed by SFAS No. 123, net loss and net loss per share would have been changed to the pro forma amounts indicated below:

Year Ended June 30,
2005

Net loss--as reported	$(422,245)
Add: Stock-based employee compensation expense included in reported net loss	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(211,498)
Net loss – pro forma	$(633,743)

Basic net loss per share – as reported	$(0.04)
Diluted net loss per share – as reported	$(0.04)

Basic net loss per share – pro forma	$(0.06)
Diluted net loss per share – pro forma	$(0.06)

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

Reclassifications -- Certain amounts for fiscal 2005 and fiscal 2006 have been reclassified to conform to the fiscal 2007 presentation.

2.	INVENTORIES

Inventories consist of the following as of June 30:

	2007	2006

Component parts	$2,507,293	$2,605,751
Work in process	1,106,885	1,470,893
Finished units	4,938,345	5,747,393
Total inventories	8,552,523	9,824,037
Less: reserve for obsolescence	375,000	360,000
Net inventory	$8,177,523	$9,464,037

3.   LICENSE RIGHTS AND PATENTS

The components of and changes in the carrying amount of license rights and patents are as follows as of June 30:

	2007	2006

License rights and patents	$196,777	$196,777
Accumulated amortization	(140,797)	(133,796)
Net license rights and patents	$55,980	$62,981

Future amortization of license and patents is as follows at June 30, 2007:

Year ended June 30,

2008	$7,001
2009	7,001
2010	7,001
2011	7,001
2012	7,001
Thereafter	20,975
Total	$55,980

Approximately $7,000 of amortization was charged to operations in each of the fiscal years ended June 30, 2007, 2006 and 2005.

4.   PRODUCT WARRANTY

The Company’s products are subject to a standard warranty of 12 months, and therefore reserves are established for the estimated future costs of repair or replacement and included in cost of sales at the time the related sale is recognized.  These reserves are adjusted based on management’s best estimates of future warranty costs after considering historical and projected product failure rates and product repair costs.  In the event that actual experience differs from these best estimates, changes in the Company’s warranty reserves might become necessary.  The Company also sells extended warranties, which result in a deferral of revenue, amortized over the extended warranty period.

Changes in the Company’s warranty reserve for fiscal years 2007 and 2006 are as follows:

	2007	2006

Balance, beginning of year	$425,000	$452,000
Warranties issued	181,328	244,093
Settlements	(257,328)	(271,093)
Changes in estimated pre-existing warranties	--	--
Balance, end of year	$349,000	$425,000

The Company’s warranty settlements for fiscal 2005 totaled $289,955.

5.	INCOME TAXES

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

The valuation allowance was decreased $268,000 in 2007 and increased $263,000 in 2006.

Significant components of the Company's deferred income tax assets and deferred income tax liabilities are as follows:

	June 30,	June 30,	June 30,
	2007	2006	2005

Deferred income tax assets:
Accounts receivable and sales allowances	$211,000	$341,000	$148,000
Inventory allowances	180,000	183,000	196,000
Product warranties	139,000	167,000	177,000
Other accrued liabilities	144,000	139,000	146,000
Compensation	125,000	71,000	9,000
Federal net operating loss carryforwards	5,882,000	5,958,000	6,004,000
State net operating loss carryforwards	505,000	591,000	601,000
Federal tax credit carryforwards	132,000	143,000	198,000
Excess of book over tax depreciation and amortization	269,000	258,000	116,000
Investment losses not deducted	118,000	118,000	118,000
Total deferred income tax assets	7,705,000	7,969,000	7,713,000

Deferred income tax liabilities:
Excess of tax over book depreciation and amortization	0	0	0
Prepaid expenses	(39,000)	(38,000)	(42,000)
Total deferred income tax liabilities	(39,000)	(38,000)	(42,000)

Valuation allowance	(7,666,000)	(7,931,000)	(7,671,000)

Net deferred income taxes recognized in the consolidated balance sheets	$0	$0	$0

At June 30, 2007, the Company had federal net operating loss carryforwards of approximately $17,301,000 which expire in 2008 through 2027.  At June 30, 2007, the Company had available for federal income tax purposes approximately $87,000 of alternative minimum tax credit carryforwards which carry forward indefinitely and approximately $45,000 of tax credit carryforwards which expire in 2009.  The Company also has approximately $10,187,000 of state net operating loss carryforwards, which expire in 2008 through 2021, available to offset certain future state taxable income.

The income tax provision consists of the following:

	2007	2006	2005

Current
Federal	$0	$0	$0
State	0	0	0
Total income tax provision	$0	$0	$0

A reconciliation of the provision for income taxes (benefit) at the federal statutory income tax rate to the effective income tax rate follows:

	2007	2006	2005

Federal statutory income tax rate	34.0%	34.0%	34.0%
State taxes net of federal benefit	5.2	5.2	5.2
Expired net operating loss and credits	26.8	25.7	0.0
Permanent items	9.8	(187.5)	49.8
Valuation adjustment	(75.8)	122.6	(89.0)
Effective income tax rate	0%	0%	0%

6.	LINE OF CREDIT FACILITY

At June 30, 2007, the Company had a $2,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs.  Borrowings against the line are payable on demand with interest payable monthly at the bank's reference rate, less 0.25% (8.00% as of June 30, 2007).  As of June 30, 2007 and 2006 there were no borrowings against the line.  Borrowings under the line of credit facility are collateralized by substantially all assets of the Company.  The credit facility has covenants which require minimum income or liquidity levels.  The Company was in compliance with the covenants at June 30, 2007.

7.	CONTINGENCIES

From time to time, various lawsuits arise out of the normal course of business.  These proceedings are handled by outside counsel.  Currently management is not aware of any claim or action pending against the Company that would have a material adverse effect on the Company.

8.	STOCKHOLDERS' EQUITY

Stock Options– At the December 1, 2005 annual meeting of the stockholders of the Company, the stockholders approved an amendment of the Criticare Systems, Inc. 2003 Stock Option Plan (the “2003 Plan”) to increase the number of shares of common stock available for future grants by 500,000 shares to 930,000 shares and to authorize grants of restricted stock and stock appreciation rights under the plan. During the annual stockholders meeting held on November 14, 2003, the Company’s stockholders approved the original 2003 Plan.  This 2003 Plan replaced the 1992 Employee Stock Option Plan and the 1992 Non-Employee Stock Option Plan (collectively, the “1992 Plans”) and 179,380 reserved shares of common stock available under the 1992 Plans were moved to the 2003 Plan.  The stockholders also approved 250,620 shares being available for future grants in addition to the 179,380 shares currently available, for a total of 430,000 shares authorized for issuance under the 2003 Plan.  The Company also has options outstanding under two plans which existed prior to the approval of the 1992 Plans, the 1987 Employee Stock Option Plan and the 1987 Non-Employee Stock Option Plan (collectively with the 1992 Plans, the "Old Plans").  As a result of the approval of the 2003 Plan, no new stock options can be granted under the Old Plans, although the Company can regrant existing stock options under the Old Plans to extend the terms of such options. The Board of Directors has authorized in connection with these stock option plans the issuance of 3,210,620 reserved shares of common stock, of which 427,440 reserved shares remain available for future issuance at June 30, 2007. The Board of Directors increased the number of reserved shares for issuance under the Plans from 1,720,000 to 2,220,000 during 2001, from 2,220,000 to 2,460,000 during 2002, from 2,460,000 to 2,710,620 during 2003, and from 2,710,620 to 3,210,620 during 2005.  The compensation cost that has been charged against income for the 2003 Plan and the Old Plans was $138,519 and $172,988 for the years ended June 30, 2007 and 2006, respectively.  No income tax benefit was recognized in the income statement for share-based compensation arrangements due to the valuation allowance.  The activity during 2005, 2006 and 2007 for the above plans is summarized as follows:

	Number of	Stock Options	Weighted Avg.
	Shares	Price Range	Exercise Price

Outstanding at June 30, 2004	1,429,895	$1.88-4.40	$2.75
Granted	96,000	2.25-5.13	2.97
Cancelled	(189,200)	2.88-3.75	3.16
Exercised	(280,337)	1.88-4.30	2.46
Outstanding at June 30, 2005	1,056,358	1.88-5.13	2.77
Granted	45,000	4.60-5.19	4.90
Cancelled	(84,625)	1.88-3.42	2.51
Exercised	(473,045)	1.88-4.40	2.57
Outstanding at June 30, 2006	543,688	2.25-5.19	3.17
Granted	79,000	3.36-3.76	3.61
Cancelled	(13,315)	2.25-3.60	3.00
Exercised	(11,500)	2.88-3.05	2.90
Outstanding at June 30, 2007	597,873	$2.51-5.19	$3.24

The following table summarizes the option details as of June 30, 2007:

	Shares	Weighted Average	Weighted	Aggregate
	Outstanding	Remaining Contractual	Average Exercise	Intrinsic Value
	At June 30, 2007	Life-Years	Price	at June 30, 2007

Options Outstanding	597,873	6.31	$3.24	$175,662

Options Exercisable	372,425	5.19	$3.07	$131,938

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

The Company has adopted the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment”.  Under the modified prospective method of adoption selected by the Company, compensation cost recognized in fiscal 2007 and fiscal 2006 is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date.  The fair value of stock options is the estimated fair value at the grant date using the Black Scholes option-pricing model.  The fair value of each option award is estimated on the date of the grant using the Black-Scholes option-pricing model that uses the assumptions noted in the following table.  Expected volatilities are based on historical volatility of the Company’s stock and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model.  The expected term of options granted is derived from the analysis of the Company’s historical patterns and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The weighted average fair market value of the options granted during fiscal 2007, 2006 and 2005, along with the assumptions used, follows below:

	Years Ended June 30,
	2007	2006	2005

Weighted average fair market value of options granted during the fiscal year ended June 30	$2.27	$2.90	$1.62
Assumptions used:
Expected volatility	51.0%	45.0%	55.0%
Risk-free interest rate	4.73%	4.29%	3.74%
Expected option life (in years)	9.00	8.88	6.25
Dividend yield	0	0	0
Forfeiture rate	0	0	0

The total intrinsic value of the options exercised during the years ended June 30, 2007, 2006 and 2005 was $10,253, $1,132,994 and $377,138, respectively.

The following table summarizes the status of the Company’s nonvested shares as of June 30, 2007, and changes during the year ended June 30, 2007:

	Number of	Weighted-Average Grant
Nonvested Shares	Shares	Date Fair Value

Nonvested at June 30, 2006	300,699	$3.30
Granted	79,000	3.61
Cancelled	(5,815)	2.82
Vested	(148,436)	3.15
Nonvested at June 30, 2007	225,448	$3.51

As of June 30, 2007, there was $221,937 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2003 Plan and Old Plans.  That cost is expected to be recognized over a weighted-average period of 1.40 years.  The total fair value of the shares vested during the years ended June 30, 2007 and 2006 was $160,333 and $139,392, respectively.

Stock Warrants -- In February 1998, the Company executed a warrant agreement with a consultant.  The warrant agreement provided for the issuance of warrants to purchase up to 150,000 shares of common stock at a price of $3.00 per share.  The warrant was exercisable as to 30,000 shares upon execution of the agreement and the warrants to purchase the remaining 120,000 shares were to be exercisable if certain performance parameters were achieved by February 1999.  No such parameters were achieved.  These warrants expired in February 2003, but were amended.  The 30,000 warrants were extended for an additional five years with an exercise price of $2.88 per share which represented the closing price of the Company’s stock on the date the warrants were amended.  The fair value of the extended warrants, based on the estimated fair value using the Black-Scholes pricing model, totaled $24,990 and was expensed during the year in which they were extended, fiscal 2003.

In December 2000, the Company executed another warrant agreement with the consultant.  The warrant agreement provided for the issuance of warrants to purchase up to 70,000 shares of common stock at a price of $1.875 per share.  The warrant vested over a four year period in four equal increments each year on the anniversary date of the warrant.  The warrant was to terminate as to any shares that were unvested at the time the consultant ceased to provide consulting services to the Company.  As of December 21, 2004, the warrant had fully vested.  During fiscal 2005, this warrant was exercised in full to purchase 70,000 shares.  The fair value of this warrant was the estimated fair value using the Black-Scholes pricing model.

Preferred Stock -- The Company's Board of Directors has the authority to determine the relative rights and preferences of any series it may establish with respect to the 500,000 shares of $.04 par value authorized preferred shares.  As of June 30, 2007, no preferred stock was issued or outstanding.

On March 27, 1997, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock of the Company.  The dividend was made on April 24, 1997 to the stockholders of record on that date to purchase Preferred Stock ("Preferred") upon the occurrence of certain events.  Each share of common stock that shall become outstanding between the record date and the earliest of the distribution date, redemption date and the final expiration date shall be issued one Right.  The Rights will be exercisable the tenth business day after a person or group acquires 20% of the Company's common stock, or makes an offer to acquire 30% or more of the Company's common stock.  When exercisable, each right entitles the holder to purchase for $25, subject to adjustment, one-hundredth of a share of Preferred for each share of common stock owned.  Each share of Preferred will be entitled to a minimum preferential quarterly dividend of $25 per share, but not less than an aggregate dividend of 100 times the common stock dividend.  Each share will have 100 votes, voting together with the common stock.  In the event of any merger, each share of Preferred will be entitled to receive 100 times the amount received per share of common stock.  The Rights expire on March 27, 2017.

Common Stock Held in Treasury -- At June 30, 2007 and 2006, the Company held in Treasury 96,310 and 106,677 shares of common stock, respectively, shown at cost.  On February 28, 2002, the Criticare Board of Directors approved the purchase in the open market of up to 500,000 shares of Criticare common stock.  The Company has purchased 180,063 shares of common stock as of June 30, 2007.  At June 30, 2007 and 2006, the Company held in Treasury 76,223 shares of common stock purchased in accordance with this stock buyback program.

Employee Stock Purchase Plan -- The Company has an Employee Stock Purchase Plan to provide employees of the Company with an opportunity to purchase common stock of the Company through accumulated payroll deductions.  The plan allows eligible employees to purchase shares of the Company’s common stock through monthly offering periods.  The purchase price for each share of common stock purchased equals 85% of the last quoted sales price of a share of the Company’s common stock as reported by the American Stock Exchange on the first day of the monthly offering period or the last day of the monthly offering period, whichever is lower.  Compensation expense under this plan is immaterial.  The Company is authorized to issue 500,000 shares of common stock under the plan.  As of June 30, 2007, the Company had issued a total of 83,753 shares of common stock under the plan, and had 416,247 shares of common stock authorized for future issuance under the plan.  The plan will terminate on July 1, 2009, unless sooner terminated by the Board of Directors.

9.   EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan which covers substantially all employees.  Company contributions to the plan are discretionary and determined annually by the Company's Board of Directors.  The Company's contributions were approximately $103,000, $104,000 and $97,000 in 2007, 2006 and 2005, respectively.

10. BUSINESS AND CREDIT CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, certificates of deposit, and accounts receivable.  These financial instruments are carried at approximate fair value, less appropriate allowance, due to their short maturities.

The Company maintains cash balances which at times may exceed federally insured limits.  As of June 30, 2007 and 2006, the Company held $4,692,519 and $3,764,888, respectively, in excess of federally insured limits.  The Company’s management evaluates the creditworthiness of the financial institutions in which it places its cash.  The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk for cash accounts.

The Company is a manufacturer of medical monitors and telemetry products whose customers include hospitals and alternative health care sites throughout the world.  Although the Company's products are sold primarily to health care providers, concentrations of credit risk with respect to trade accounts receivable are limited due to the Company's large number of customers, their geographic dispersion, and the Company’s credit evaluation process.  Due in part to the risks involved in conducting business internationally, the Company currently coordinates substantially all international sales, distribution and credit activities through its headquarters in Waukesha, Wisconsin.  Other than inventory, other receivables and accounts receivable for the Company’s operation in India totaling approximately $660,000, identifiable assets located outside of the United States are insignificant in relation to the Company's total assets.  Net sales into geographic area are as follows:

	2007	2006	2005

Europe and Middle East	$5,712,000	$7,355,000	$7,182,000
Pacific Rim	1,240,000	1,692,000	1,787,000
Canada and Central and South America	3,747,000	3,516,000	2,689,000
Export net sales	$10,699,000	$12,563,000	$11,658,000
U.S. net sales	20,733,000	18,788,000	15,124,000
Total net sales	$31,432,000	$31,351,000	$26,782,000

Note: Sales in Europe and the Middle East have been combined above due to joint sales responsibility in these areas. No foreign country made up more than 10% of the Company’s total net sales.

11. OTHER BUSINESS CONCENTRATIONS

During 2003, the Company entered into an OEM agreement with a customer to jointly develop and exclusively sell a highly specialized medical monitoring product to the OEM.  In July 2004, Criticare shipped the initial prototypes of this monitoring product to this OEM and in January 2005 production shipments began.  Sales to this customer approximated $6,326,000 in fiscal 2007, $5,177,000 in fiscal 2006, and $3,100,000 in fiscal 2005, which represented 20.0%, 16.5% and 11.6%, respectively, of the Company's total net sales.  The Company had a receivable balance from this customer of $1,641,260 on June 30, 2007, $939,270 on June 30, 2006, and $1,373,836 on June 30, 2005 which represented 27.7%, 15.2% and 20.1%, respectively, of the Company's total receivables as of those dates.

In fiscal 2001, the Company entered into agreements with two offshore contract manufacturing firms to supply finished products.  During fiscal 2005, the Company ended the supply partnership agreement with one of the contract manufacturing firms.  A summary of the purchases and outstanding payables to these two companies for the years ended June 30, 2007, 2006 and 2005 follows below:

	2007	2006	2005

Supplier I - Purchases	$5,648,427	$9,324,825	$6,193,106
% of total purchases	22.4%	32.3%	29.5%
Accounts payable balance	$1,369,312	$973,625	$610,479
% of total payables	35.8%	18.0%	20.1%

12. COMMITMENTS

The Company leases various equipment under both operating leases and a capital lease, which expire at various dates through fiscal 2011.

On January 19, 2004, the Company entered into a lease agreement for the hardware and software for a new business system.  This lease has been accounted for as a capital lease in accordance with SFAS No. 13, “Accounting for Leases”.  The following is an analysis of this capital lease:

	June 30, 2007	June 30,2006

Machinery and equipment	$333,840	$333,840
Less accumulated depreciation	(166,920)	(119,228)
Net	$166,920	$214,612

Depreciation expense was $47,691 in fiscal 2007, 2006 and 2005.

The Company’s Waukesha building lease was to expire in August 2007, but the Company has exercised its option to extend the lease for an additional three years.  The lease expires in August 2010 with the Company now leasing approximately 53% of the building’s square footage.  The Company has also leased an additional warehouse facility.  This lease also expires in August 2010.  Rent expense was $335,318 in fiscal 2007, $339,024 in fiscal 2006 and $337,281 in fiscal 2005 for the building lease and all other lease commitments.

The following is a schedule by years of the future minimum lease payments under this capital lease and future minimum rental payments required under operating leases, together with the present value of the net minimum lease payments at June 30, 2007:

Fiscal year ending June 30	Capital Lease	Operating Leases
2008	$82,560	$378,597
2009	52,140	383,459
2010	10,500	365,270
2011	--	60,664
2012 and thereafter	--	--
Total minimum lease payments	$145,200	$1,187,990
Less amount representing interest	(11,374)
Present value of net minimum lease payments	$133,826
Less current portion at June 30, 2007	74,148
Long-term portion at June 30, 2007	$59,678

During fiscal 2001, the Company entered into supply partnership agreements with two offshore contract manufacturing firms that exclusively manufacture medical devices in a regulated environment.  These two firms manufacture specific products designated by the Company in accordance with formal purchase orders.  The initial term of the agreements is for a period of three years and is automatically extended for additional periods of two years each, unless either party gives written notice at least sixty days prior to the end of the initial term or the then current extension term.  During fiscal 2005, the Company ended the supply partnership agreement with one of the contract manufacturing firms.  To ensure an adequate supply of products manufactured by the remaining contract manufacturer is maintained, the agreement with this manufacturer, requires that this firm keeps on hand in its finished goods inventories one full month of supply of all products under current purchase orders.  At June 30, 2007 and 2006, a one month supply of product maintained at the firm would total approximately $350,000 and $555,000, respectively.  In the event the Company would cancel a purchase order under the agreement, the Company would be required to purchase at cost all raw materials, work-in-progress and finished goods inventories for that purchase order.  The total work-in-process and raw material inventories for the agreement is approximately $350,000.  In addition, any property or equipment that this firm purchased specifically for the production of the Company's products would be purchased, by the Company, at mutually agreed upon prices in the event of termination of the agreement.  There have not been any purchase order cancellations under this agreement.

13.  QUARTERLY RESULTS - Unaudited

The following table contains quarterly information, which includes all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation.

	Quarters Ended (Unaudited)
	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2007	2007	2006	2006	2006	2006	2005	2005
	(in thousands, except per share data)

Net sales	$7,641	$7,121	$8,463	$8,207	$7,096	$7,812	$8,771	$7,672
Gross profit	2,366	2,877	3,416	3,121	2,442	3,089	3,576	2,935
Net income (loss)	(366)	30	351	333	(524)	(8)	607	137
Net income (loss) per
common share:
—Basic and diluted	(0.03)	0.00	0.03	0.03	(0.04)	(0.00)	0.05	0.01

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

14.  OTHER INCOME

Royalty income was $18,100, $313,500 and $177,203 for the years ended June 30, 2007, 2006 and 2005, respectively.  The Company recognized $300,000 of income pursuant to a patent license agreement for the year ended June 30, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Criticare Systems, Inc.
Waukesha, Wisconsin

We have audited the accompanying consolidated balance sheets of Criticare Systems, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements  based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Criticare Systems, Inc. and subsidiaries at June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Milwaukee, Wisconsin
September 24, 2007

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Vice President – Finance, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon this evaluation, the Company’s Chief Executive Officer and Vice President – Finance concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that the Company files with or submits to the Securities and Exchange Commission.  It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives and based upon the evaluation described above, the Company’s Chief Executive Officer and Vice President – Finance concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   OTHER INFORMATION.

 Not applicable.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding the executive officers and directors of the Company is incorporated herein by reference to the discussions under "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Officers," "Audit Committee Matters—Audit Committee Financial Expert" and "Corporate Governance Matters—Code of Business Ethics" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders which will be filed on or before October 29, 2007 (the "Criticare Proxy Statement").

The Audit Committee of the Company's Board of Directors is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934.  The members of the Audit Committee are Dr. Higgins D. Bailey, Jeffrey T. Barnes, Dr. N.C. Joseph Lai and Robert E. Munzenrider (Chairman).

Item 11.   EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated herein by reference to the discussion under "Executive Compensation" and "Director Compensation" in the Criticare Proxy Statement.

The information incorporated by reference from the "Report of the Compensation Committee" in the Criticare Proxy Statement shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the discussion under "Security Ownership" in the Criticare Proxy Statement.

The following table summarizes share information for the Company’s equity compensation plans as of June 30, 2007, including the 2003 Stock Option Plan, the 1992 Employee Stock Option Plan, the 1992 Non-Employee Stock Option Plan, the 1987 Employee Stock Option Plan, the 1987 Non-Employee Stock Option Plan and the Company’s Employee Stock Purchase Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in first column)

Equity compensation plans approved by security holders	597,873 shares	$3.24 per share	843,687 shares

Equity compensation plans not approved by security holders	30,000 shares	$2.88 per share	0 shares
Total	627,873 shares	$3.22 per share	843,687 shares

As noted in the table above, the Company has issued warrants to a consultant which have not been approved by the Company’s stockholders.  The Company extended warrants for the purchase of 30,000 shares of Common Stock issued to the consultant expiring in February 2003 for an additional five years with an exercise price of $2.88 per share.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information regarding review and approval of related party transactions is incorporated herein by reference to the discussion under "Corporate Governance Matters-Review and Approval of Related Person Transactions" in the Criticare Proxy Statement.

Information regarding director independence is incorporated herein by reference to the discussion under "Corporate Governance Matters-Director Independence" in the Criticare Proxy Statement.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding the fees and services of the independent registered public accounting firm is incorporated herein by reference to the discussion under “Audit Committee Matters—Fees of Independent Registered Public Accounting Firm” in the Criticare Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)            The following documents are filed as part of this report:

1.	Financial Statements. The following consolidated financial statements of the Company are included in Item 8 of this report.

Consolidated Balance Sheets - as of June 30, 2007 and 2006.

Consolidated Statements of Operations - for the years ended June 30, 2007, 2006 and 2005.

Consolidated Statements of Stockholders' Equity - for the years ended June 30, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows - for the years ended June 30, 2007, 2006 and 2005.

Notes to consolidated financial statements.

Report of Independent Registered Public Accounting Firm.

     2.    Financial Statement Schedules:

Report of Independent Registered Public Accounting Firm.

Financial Statement Schedule for the years ending June 30, 2007, 2006 and 2005:

Schedule Number	Description	Page

II	Valuation and Qualifying Accounts and Reserves	62

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

3.2           Restated By-Laws of the Company (incorporated by reference to the Company's Current Report on Form 8-K filed on March 17, 2006).

4.1           Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).

4.2           Amended and Restated Rights Agreement, dated as of March 27, 2007, between the Company and LaSalle Bank National Association, as rights agent (incorporated by reference to the Company's Current Report on Form 8-K filed on March 27, 2007).

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

10.8*       Employment Agreement of Emil H. Soika (incorporated by reference to the Company's Current Report on Form 8-K filed on September 8, 2005).

10.9*       Employment Agreement of Drew M. Diaz (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2006).

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

10.15*      Amendment to Employment Agreement of Emil H. Soika effective September 28, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006).

10.16*      Amendment to Employment Agreement of Joseph P. Lester effective September 28, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006).

10.17*      Amendment to Employment Agreement of Deborah A. Zane effective September 28, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006).

10.18*      Amendment to Employment Agreement of Joel D. Knudson effective September 28, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006).

            10.19*     Amendment to Employment Agreement of Michael T. Larsen effective September 28, 2006 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006).

21            Subsidiaries.

23.1         Consent of BDO Seidman, LLP.

                        24            Power of Attorney (incorporated by reference to the signature page hereof).

31.1         Certification of Emil H. Soika, President and Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Joel D. Knudson, Vice President – Finance and Secretary (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  September 27, 2007

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

Signature	Title	Date

/s/ Emil H. Soika	President, Chief Executive Officer	September 27, 2007
Emil H. Soika	and Director (Principal Executive
Officer)

/s/ Joel D. Knudson	Vice President-Finance and Secretary	September 27, 2007
Joel D. Knudson	(Principal Financial and Accounting
Officer)

/s/ N.C. Joseph Lai	Director	September 27, 2007
N.C. Joseph Lai, Ph.D.

/s/ Jeffrey T. Barnes	Director	September 27, 2007
Jeffrey T. Barnes

/s/ Robert E. Munzenrider	Director	September 27, 2007
Robert E. Munzenrider

/s/ William M. Moore	Director	September 27, 2007
William M. Moore

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Criticare Systems, Inc.
Waukesha, Wisconsin

The audits referred to in our report dated September 24, 2007 relating to the consolidated financial statements of Criticare Systems, Inc., which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in Item 15.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Milwaukee, Wisconsin
September 24, 2007

SCHEDULE II

CRITICARE SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
YEAR ENDED JUNE 30, 2005:
Allowance for doubtful accounts	$260,000	$87,695	$47,695	$300,000
Reserve for sales returns and allowances	$77,945	$--	$--	$77,945
Reserve for obsolete inventory	$610,000	$281,003	$452,703	$438,300
YEAR ENDED JUNE 30, 2006:
Allowance for doubtful accounts	$300,000	$559,206	$29,506	$829,700
Reserve for sales returns and allowances	$77,945	$--	$37,945	$40,000
Reserve for obsolete inventory	$438,300	$56,622	$134,922	$360,000
YEAR ENDED JUNE 30, 2007:
Allowance for doubtful accounts	$829,700	$(44,221)	$287,841	$497,638
Reserve for sales returns and allowances	$40,000	$--	$--	$40,000
Reserve for obsolete inventory	$360,00	$167,144	$152,144	$375,000