Form 10-Q
period 2007-09-30
CRITICARE SYSTEMS INC /DE/
filed 2007-11-09
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number -1-31943

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

         Yes _____     No      X

Number of shares outstanding of each class of the registrant's classes of common stock as of September 30, 2007:  Voting Common Stock, 12,318,985 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND JUNE 30, 2007

(UNAUDITED)
ASSETS	September 30, 2007	June 30, 2007

CURRENT ASSETS:
Cash and cash equivalents	$5,833,213	$4,635,823
Accounts receivable, less allowance for doubtful accounts
of $417,750 and $497,638, respectively	5,959,986	5,991,999
Other receivables	254,298	251,950
Short-term note receivable	100,000	50,000
Inventories	7,968,924	8,177,523
Prepaid expenses	332,287	219,859
Total current assets	20,448,708	19,327,154

Property, plant and equipment – net	2,325,872	2,190,389

License rights and patents – net	54,229	55,980
Long-term note receivable	75,000	75,000
Total other assets	129,229	130,980

TOTAL ASSETS	$22,903,809	$21,648,523

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,223,325	$3,826,834
Accrued liabilities:
Compensation and commissions	1,103,477	836,720
Product warranties	342,000	349,000
Other	119,035	191,389
Obligations under capital lease	75,713	74,148
Total current liabilities	5,863,550	5,278,091

LONG-TERM LIABILITIES:
Obligations under capital lease, less current portion	84,436	59,678
Total long-term liabilities	84,436	59,678

TOTAL LIABILITIES	5,947,986	5,337,769

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized
no shares issued or outstanding	—	—
Common stock - $.04 par value, 15,000,000 shares authorized, 12,413,005 and
12,409,631 shares issued, and 12,318,985 and 12,313,321 shares outstanding, respectively	496,520	496,385
Additional paid-in capital	26,359,660	26,338,267
Common stock held in treasury at cost (94,020 and 96,310 shares, respectively)	(352,236)	(356,502)
Retained earnings (accumulated deficit)	(9,450,127)	(10,088,767)
Cumulative translation adjustment	(97,994)	(78,629)
Total stockholders' equity	16,955,823	16,310,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,903,809	$21,648,523

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)
	2007	2006
NET SALES	$9,137,725	$8,206,593

COST OF GOODS SOLD	5,692,344	5,085,520

GROSS PROFIT	3,445,381	3,121,073

OPERATING EXPENSES:
Sales and marketing	1,662,673	1,296,373
Research, development and engineering	550,473	642,282
Administrative	726,922	856,228
Total	2,940,068	2,794,883

INCOME FROM OPERATIONS	505,313	329,190

OTHER INCOME (EXPENSE):
Interest expense	(3,054)	(4,119)
Interest income	44,760	33,723
Foreign currency exchange gain (loss)	32,329	254
Other income (expense)	59,293	(23,172)
Total	133,328	6,686

INCOME BEFORE INCOME TAXES	638,641	332,876

INCOME TAX PROVISION	—	—

NET INCOME	$638,641	$332,876

NET INCOME PER COMMON SHARE:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	12,317,478	12,293,773
Diluted	12,368,384	12,368,293

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)
	2007	2006
OPERATING ACTIVITIES:
Net income	$638,641	$332,876
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation	104,170	131,658
Amortization	1,751	1,750
Share based compensation	9,139	29,467
Provision for doubtful accounts	1,433	1,674
Provision for obsolete inventory	40,168	42,000
Changes in assets and liabilities:
Accounts receivable	9,254	(2,086,226)
Other receivables	(52,348)	33,805
Inventories	217,450	121,578
Prepaid expenses	(112,428)	(20,866)
Accounts payable	396,491	491,363
Accrued liabilities	188,968	(121,905)
Net cash provided by (used in) operating activities	1,442,689	(1,042,826)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(288,673)	(63,144)
Net cash used in investing activities	(288,673)	(63,144)

FINANCING ACTIVITIES:
Retirement of obligations under capital lease	24,758	(17,960)
Proceeds from issuance of common stock	16,655	11,208
Net cash provided by (used in) financing activities	41,413	(6,752)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,961	(5,609)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,197,390	(1,118,331)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,635,823	3,793,781
CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,833,213	$2,675,450

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid-net	$6,025	$9,325
Interest	$3,054	$4,119

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously filed Form 10-K.  The three-month results represent past performance, and are not necessarily indicative of results for an entire year.  Certain amounts from the fiscal 2006 financial statements have been reclassified to conform to the 2007 presentation.

2.  Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method.  Components of inventory consisted of the following at September 30, 2007 and June 30, 2007, respectively:

	September 30, 2007	June 30, 2007
Component parts	$2,574,628	$2,507,293
Work in process	1,276,266	1,106,885
Finished units	4,533,030	4,938,345
Total inventories	8,383,924	8,552,523
Less: reserve for obsolescence	415,000	375,000
Net inventory	$7,968,924	$8,177,523

3.  Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30, 2007	June 30, 2007
Machinery and equipment	$3,603,199	$3,415,501
Furniture and fixtures	988,271	946,668
Leasehold improvements	329,995	290,084
Production tooling	2,405,562	2,389,507
Demonstration and loaner monitors	1,971,673	2,025,924
Property, plant and equipment – cost	9,298,700	9,067,684
Less: accumulated depreciation	(6,972,828)	(6,877,295)
Property, plant and equipment - net	$2,325,872	$2,190,389

4.  Stock Options

The Company has adopted the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment”.  Under the modified prospective method of adoption selected by the Company, compensation cost recognized is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date.  Stock-based employee compensation expense included in reported net income totaled $9,139 and $29,467 for the three months ended September 30, 2007 and 2006, respectively.

The Company did not grant any options for the three months ended September 30, 2007.  The fair value of stock options used to compute net income per share is the estimated fair value at the grant date using the Black-Scholes option-pricing model.  The assumptions used when calculating the option-pricing model include the expected volatility of Criticare’s common stock at 51.0%, the risk-free interest rate of 4.73%, the expected option life of 9.00 years and the forfeiture rate of option grants approximates 0%.

5.  Income Taxes

No income tax provision has been made in the consolidated statements of income due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned.  At September 30, 2007, the Company had federal net operating loss carry forwards of approximately $17,301,000 (which expire from 2008 through 2027) and state net operating loss carry forwards of approximately $10,187,000 (which expire from 2008 through 2021) available to offset future taxable income.  The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net operating loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, on July 1, 2007" ("FIN 48").  As a result of the implementation of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2007	$0
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	--
Settlements	--
Balance at September 30, 2007	$0

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the year ended June 30, 2007 the Company did not recognize any interest or penalties.  As of September 30, 2007, the Company had not accrued for any payments of interest and penalties.

6.  Line of Credit Facility

At September 30, 2007, the Company had a $2,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs.  Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, less 0.25% (7.50% as of September 30, 2007).  As of September 30, 2007 and June 30, 2007, there were no borrowings against the line.  Borrowings under the line of credit facility are collateralized by substantially all assets of the Company.  The credit facility has covenants, which require minimum income or liquidity levels.  The Company was in compliance with the covenants at September 30, 2007.

7.  Net Income Per Common Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods.  Additionally, antidilution occurs when the exercise price of the option is higher than the average market price of the common stock.  The diluted weighted average common shares outstanding would be higher by 137,750 shares for the three months ended September 30, 2007 and by 76,250 shares for the three months ended September 30, 2006 without this anti-dilutive impact.

 CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended September 30, 2007 and 2006

Results of Operations

Net sales of $9,137,725 for the three months ended September 30, 2007 increased 11.3% from $8,206,595 for the same period in fiscal 2007.  A 25.2% increase in the average sales price and an 14.8% increase in the accessory sales were partially offset by a 7.1% reduction in number of units shipped, due to variations in the product mix, in the current period.  The increased sales were the result of a $1,624,753 increase in international sales and $555,174 in OEM sales, which was partially offset by a $1,127,477 decrease in domestic alternate care sales.  The increase in international sales was driven by the partial shipment of an order to the ministry of health of the Republic of Iraq of $1,520,257.  OEM sales increased due to the start of the production shipments to our newest OEM partner, Fukuda Denshi, Inc. of Japan.  The decrease in domestic alternate care sales was due to a large order to replace vital signs monitors in domestic plasma collection centers shipped in the first quarter of fiscal 2007 with no corresponding sales in fiscal 2008.

The gross profit percentage of 37.7% for the three months ended September 30, 2007 decreased slightly from 38.0% for the same period in fiscal 2007. The decreased margins in the current period were mainly due to the small variations in the product mix and the timing of the manufacturing cycle.

Operating expenses for the three months ended September 30, 2007 increased $145,185 from the same period in fiscal 2007 due mainly to an increase of $366,300 in sales and marketing expenses, which was partially offset by a decrease of $129,306 in administrative expenses.  The increase of $366,300 in sales and marketing expenses was driven by the partial shipment of the order to the ministry of health of the Republic of Iraq in which the Company's dealer earned commissions of $263,140.  Administrative expenses decreased by $129,306 due to the $91,540 of expenses incurred during the first quarter of fiscal 2007, in connection with the BlueLine consent solicitation, with no corresponding expense in fiscal 2008.

Total other income for the three months ended September 30, 2007 increased $126,642 from the same period in fiscal 2007.  This increase was mainly due to increased foreign currency exchange rate gain of $32,075 and increased royalty income of $30,250 received during the quarter.

The net income of $638,641 for the three months ended September 30, 2007 as compared to net income of $332,876 for the same period in fiscal 2007, was the result of a $324,308 increase in gross profit and a $126,642 increase in total other income, partially offset by the increase in operating expenses of $145,185.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

As of September 30, 2007, the Company had a cash balance of $5,833,213, which was $1,197,390 higher than its balance at June 30, 2007 of $4,635,823 and $3,157,763 higher than its balance at September 30, 2006.  The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold its building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The Company’s cash position increased by $1,197,390 for the three months ended September 30, 2007 mainly due to $1,442,689 of cash provided by operating activities, which was partially offset by $288,673 of capital expenditures. Cash provided by operating activities of $1,442,689 for the three months ended September 30, 2007 was driven by net income of $638,641, a decrease of $217,450 in inventory and an increase in accounts payable of $396,491.

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. No major capital equipment expenditures are expected in the Company’s current fiscal year ending June 30, 2008.  The Company also has a $2,000,000 line of credit currently in place that could be utilized, if necessary.  At both September 30, 2007 and June 30, 2007, there were no borrowings outstanding under this line of credit.  The credit facility has covenants that require minimum income or liquidity levels.  The Company was in compliance with the covenants at September 30, 2007.  This line expires in June 2008.

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

Such forward-looking statements are inherently subject to known and unknown risks and uncertainties.  The Company's actual results and future developments could differ materially from the results or developments expressed in, or implied by, these forward-looking statements.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to, general economic conditions, demand for the Company's products, costs of operations, the development of new products, the reliance on single sources of supply for certain components in the Company's products, government regulation, health care cost containment programs, the effectiveness of the Company's programs to manage working capital and reduce costs, competition in the Company's markets, compliance with product safety regulations and product liability and product recall risks, risks relating to international sales and compliance with U.S. export regulations, unanticipated difficulties in outsourcing the manufacturing of the majority of its products to foreign manufacturers and risks related to foreign manufacturing, including economic and political instability, trade and foreign tax laws, production delays and cost overruns and quality control.  Such uncertainties and other risks that may affect the Company's performance are discussed further in Part I, Item 1A, "Risk Factors," in the Company's Form 10-K for the year ended June 30, 2007.  The Company undertakes no obligation to make any revisions to the forward-looking statements contained in this report or to update them to reflect events or circumstances occurring after the date of this report.

Quantitative and Qualitative Disclosures abouto Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points below the bank's reference rate.  The Company had no borrowings outstanding under this bank facility at September 30, 2007 and June 30, 2007.  Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operation in India denominated in Indian rupees.  As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes.  A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the quarter ended September 30, 2007.  The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, "Risk Factors," of the Company's Form 10-K for the year ended June 30, 2007.  Please refer to that section for disclosures regarding the risks and uncertainties relating to the Company's business.

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
4.2
Amended and Restated Rights Agreement, dated as of March 27, 2007, between the Company and LaSalle Bank, National Association, as rights agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2007).

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

CRITICARE SYSTEMS, INC.
               (Registrant)
Date:  November 9, 2007
BY  /s/ Joel D. Knudson
Joel D. Knudson
Vice President – Finance
(Chief Accounting Officer and
Duly Authorized Officer)