Form 10-Q
period 2007-12-31
CRITICARE SYSTEMS INC /DE/
filed 2008-02-07
CIK 812121

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
__________

Form 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                        Yes __X__ No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer _____                                                                          Accelerated filer _____

Non-accelerated filer _____                                                                            Smaller reporting company   X
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

         Yes _____ No __X__

Number of shares outstanding of each class of the registrant's classes of common stock as of December 31, 2007:  Voting Common Stock, 12,336,695 shares.

CRITICARE SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND JUNE 30, 2007

(UNAUDITED)
ASSETS	December 31, 2007	June 30, 2007

CURRENT ASSETS:
Cash and cash equivalents	$6,373,909	$4,635,823
Accounts receivable, less allowance for doubtful accounts
of $360,000 and $497,638, respectively	6,527,816	5,991,999
Other receivables	227,580	251,950
Short-term note receivable	100,000	50,000
Inventories	8,149,284	8,177,523
Prepaid expenses	308,604	219,859
Total current assets	21,687,193	19,327,154

Property, plant and equipment – net	2,225,992	2,190,389

License rights and patents – net	52,479	55,980
Long-term note receivable	62,500	75,000
Total other assets	114,979	130,980

TOTAL ASSETS	$24,028,164	$21,648,523

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,189,909	$3,826,834
Accrued liabilities:
Compensation and commissions	1,182,503	836,720
Product warranties	352,000	349,000
Other	110,335	191,389
Obligations under capital lease	76,115	74,148
Total current liabilities	5,910,862	5,278,091

LONG-TERM LIABILITIES:
Obligations under capital lease	63,715	59,678
Total long-term liabilities	63,715	59,678

TOTAL LIABILITIES	5,974,577	5,337,769

STOCKHOLDERS' EQUITY:
Preferred stock - $.04 par value, 500,000 shares authorized no shares issued or outstanding	–	–
Common stock - $.04 par value, 15,000,000 shares authorized, 12,427,255 and 12,409,631 shares issued, and 12,336,695 and 12,313,321 shares outstanding, respectively	497,090	496,385
Additional paid-in capital	26,429,966	26,338,267
Common stock held in treasury at cost (90,560 and 96,310 shares, respectively)	(345,791)	(356,502)
Retained earnings (accumulated deficit)	(8,420,884)	(10,088,767)
Other comprehensive income (loss)	(106,794)	(78,629)
Total stockholders' equity	18,053,587	16,310,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,028,164	$21,648,523

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)
	2007	2006
NET SALES	$19,359,091	$16,669,334

COST OF GOODS SOLD	11,737,599	10,132,140

GROSS PROFIT	7,621,492	6,537,194

OPERATING EXPENSES:
Sales and marketing	3,363,808	2,887,549
Research, development and engineering	1,245,030	1,199,694
Administrative	1,554,322	1,882,345
Total	6,163,160	5,969,588

INCOME FROM OPERATIONS	1,458,332	567,606

OTHER INCOME (EXPENSE):
Interest expense	(7,045)	(7,889)
Interest income	106,080	62,661
Foreign currency exchange gain	45,848	73,931
Other (expense) income	64,668	(12,700)
Total	209,551	116,003

INCOME BEFORE INCOME TAXES	1,667,883	683,609

INCOME TAX PROVISION	—	—

NET INCOME	$1,667,883	$683,609

NET INCOME PER COMMON SHARE:
Basic	$0.14	$0.06
Diluted	$0.13	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	12,320,152	12,295,483
Diluted	12,363,717	12,362,820

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)
	2007	2006
NET SALES	$10,221,365	$8,462,740

COST OF GOODS SOLD	6,045,253	5,046,620

GROSS PROFIT	4,176,112	3,416,120

OPERATING EXPENSES:
Sales and marketing	1,701,138	1,591,173
Research, development and engineering	694,557	557,411
Administrative	827,399	1,026,117
Total	3,223,094	3,174,701

INCOME FROM OPERATIONS	953,018	241,419

OTHER INCOME (EXPENSE):
Interest expense	(3,991)	(3,770)
Interest income	61,320	28,936
Foreign currency exchange gain	13,519	73,677
Other income	5,375	10,471
Total	76,223	109,314

INCOME BEFORE INCOME TAXES	1,029,241	350,733

INCOME TAX PROVISION	—	—

NET INCOME	$1,029,241	$350,733

NET INCOME PER COMMON SHARE:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
Basic	12,322,825	12,297,193
Diluted	12,359,351	12,357,641

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

	2007	2006
OPERATING ACTIVITIES:
Net income	$1,667,883	$683,609
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	207,307	253,126
Amortization	3,501	3,501
Share based compensation	36,625	56,545
Provision for doubtful accounts	4,187	1,674
Provision for obsolete inventory	152,168	102,000
Changes in assets and liabilities:
Accounts receivable	(540,874)	156,569
Other receivables	(13,130)	54,688
Inventories	(6,829)	1,198,237
Prepaid expenses	(88,745)	108,318
Accounts payable	363,075	(2,259,859)
Accrued liabilities	260,681	(76,742)
Net cash provided by operating activities	2,045,849	281,666

INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(343,280)	(115,982)
Net cash used in investing activities	(343,280)	(115,982)

FINANCING ACTIVITIES:
Retirement of obligations under capital lease	(31,843)	(33,391)
Proceeds from issuance of common stock	66,490	19,325
Net cash provided by (used in) financing activities	34,647	(14,066)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	870	1,898

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,738,086	153,516
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,635,823	3,793,781
CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,373,909	$3,947,297

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Income taxes paid-net	$6,025	$9,325
Interest	$7,045	$7,889
Fixed assets purchased with capital lease	$44,895	--

See notes to consolidated financial statements.

CRITICARE SYSTEMS, INC.
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared by Criticare Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments necessary for a fair statement of results for each period shown.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures made are adequate to prevent the financial information given from being misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report and previously filed Form 10-K.  The three and six month results represent past performance, and are not necessarily indicative of results for an entire year.  Certain amounts from the fiscal 2007 financial statements have been reclassified to conform to the fiscal 2008 presentation.

2.   Inventory Valuation

Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out method.  Components of inventory consisted of the following at December 31, 2007 and June 30, 2007, respectively:

	December 31, 2007	June 30, 2007
Component parts	$3,084,555	$2,507,293
Work in process	1,094,435	1,106,885
Finished units	4,497,294	4,938,345
Total inventories	8,676,284	8,552,523
Less: reserve for obsolescence	527,000	375,000
Net inventory	$8,149,284	$8,177,523

3.   Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31, 2007	June 30, 2007
Machinery and equipment	$3,656,814	$3,415,501
Furniture and fixtures	896,137	946,668
Leasehold improvements	342,031	290,084
Production tooling	2,406,312	2,389,507
Demonstration and loaner monitors	1,939,707	2,025,924
Property, plant and equipment – cost	9,241,001	9,067,684
Less: accumulated depreciation	(7,015,009)	(6,877,295)
Property, plant and equipment - net	$2,225,992	$2,190,389

4.   Stock Options

The Company has adopted the fair value recognition provisions of SFAS No. 123 (R), “Share-Based Payment”.  Under the modified prospective method of adoption selected by the Company, compensation cost recognized is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date.  Stock-based employee compensation expense included in reported net income totaled $27,486 and $27,078 for the three months ended December 31, 2007 and 2006, respectively.  Stock-based employee compensation expense included in reported net income totaled $36,625 and $56,545 for the six months ended December 31, 2007 and 2006, respectively.

The Company did not grant any options for the three and six months ended December 31, 2007.  The fair value of stock options used to compute net income per share is the estimated fair value at the grant date using the Black-Scholes option-pricing model.  The assumptions used when calculating the option-pricing model include the expected volatility of Criticare’s common stock at 51.0%, the risk-free interest rate of 4.73%, the expected option life of 9.00 years and the forfeiture rate of option grants at 0%.

5.   Income Taxes

No income tax provision has been made in the consolidated statements of income due to federal and state net operating loss carry forwards that will be utilized to offset taxable income earned.  At December 31, 2007, the Company had federal net operating loss carry forwards of approximately $17,301,000 (which expire from 2008 through 2027) and state net operating loss carry forwards of approximately $10,187,000 (which expire from 2008 through 2021) available to offset future taxable income.  The Company has recorded a valuation allowance to offset the related deferred income tax assets arising from these net operating loss carry forwards due to the uncertainty of realizing the benefits of these assets in future years.

The Company and one of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on July 1, 2007.  As a result of the implementation of Interpretation 48, the Company did not recognize an increase in the liability for unrecognized tax benefits.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at July 1, 2007	$0
Additions based on tax positions related to the current year	--
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	--
Settlements	--
Balance at December 31, 2007	$0

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  As of December 31, 2007, the Company had not accrued for any payments of interest and penalties.

6.   Line of Credit Facility

At December 31, 2007, the Company had a $2,000,000 demand line of credit facility with a commercial bank to meet its short-term borrowing needs.  Borrowings against the line were payable on demand with interest payable monthly at the bank's reference rate, less 0.25% (7.00% as of December 31, 2007).  As of December 31, 2007 and June 30, 2007, there were no borrowings against the line.  Borrowings under the line of credit facility are collateralized by substantially all assets of the Company.  The credit facility has covenants, which require minimum income or liquidity levels.  The Company was in compliance with the covenants at December 31, 2007.

7.   Net Income Per Common Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods.  Additionally, antidilution occurs when the exercise price of the option is higher than the average market price of the common stock.  The diluted weighted average common shares outstanding would be higher by 142,750 shares for the three and six months ended December 31, 2007 and by 80,000 shares for the three and six months ended December 31, 2006 without this anti-dilutive impact.

 CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Six Months Ended December 31, 2007 and 2006

Results of Operations

The Company had record net sales of $19,359,091 for the six months ended December 31, 2007, which increased 16.1% from $16,669,334 for the same period in fiscal 2007.  The record net sales drove income from operations of $1,458,332 for the six months ended December 31, 2007, which increased 156.9% from $567,606 for the same period in fiscal 2007.  These served to drive the increased net income for the Company to $1,667,883 for the six months ended December 31, 2007, which was 144.0% higher than $683,609 for the same period in fiscal 2007.  A 24.8% increase in the average unit sales price and a 10.6% increase in the accessory sales were partially offset by a 4.9% reduction in number of units shipped, due to variations in the product mix, in the current period.  The increased sales were driven by increases of $2,370,720 in OEM sales and $2,137,850 in international sales, which were partially offset by a $1,036,630 decrease in domestic alternate care sales and a $786,546 decrease in domestic acute care sales.  The OEM sales increase was driven by sales to Medrad, which increased $1,637,295 to $4,641,258, and due to the start of the production shipments to our newest OEM partner, Fukuda Denshi, Inc. of Japan.  The increase in international sales was due in large part to the partial shipment of an order to the ministry of health of the Republic of Iraq of $1,520,257 and a 171.3% growth in the number of units shipped to the international market for Criticare’s multi-parameter vital signs monitor (nGenuity 8100E).  The decrease in domestic alternate care sales was due to a large order to replace vital signs monitors in domestic plasma collection centers shipped in the first quarter of fiscal 2007 with no corresponding sales in fiscal 2008.  The decrease in domestic acute care sales in fiscal 2008 was anticipated as the Company capitalized on opportunities within the market during fiscal 2007 to participate in bid requests without institutional contract requirements.

The gross profit percentage of 39.4% for the six months ended December 31, 2007 increased slightly from 39.2% for the same period in fiscal 2007. The increased margins in the current period were mainly due to the small variations in the product mix.

Operating expenses for the six months ended December 31, 2007 increased $193,572 from the same period in fiscal 2007 due mainly to an increase of $476,259 in sales and marketing expenses, which was partially offset by a decrease of $328,023 in administrative expenses.  The increase of $476,259 in sales and marketing expenses was driven by a $383,853 increase in commissions earned which included commissions earned by the Company’s dealer of $263,140 for the partial shipment of the order to the ministry of health of the Republic of Iraq, a $21,538 increase in travel expenses and a $13,089 increase in advertising and trade show expenses for the six months ended December 31, 2007.  Administrative expenses decreased by $328,023 as $362,693 of expenses were incurred during the first six months of fiscal 2007 in connection with the BlueLine consent solicitation with no corresponding expense in fiscal 2008, more than offsetting increased expenses of $35,793 relating to the Company’s preparation for compliance with Section 404 of the Sarbanes-Oxley Act.

Total other income for the six months ended December 31, 2007 increased $93,548 from the same period in fiscal 2007.  This increase was mainly driven by increased interest income of $43,419 and increased royalty income of $25,200 received during the period.

Income from operations of $1,458,332 for the six months ended December 31, 2007 increased $890,726 as compared to income from operations of $567,606 for the same period in fiscal 2007, which was the result of a $1,084,298 increase in gross profit combined with increased operating expenses of $193,572.  The increase in income from operations together with an increase in other income of $93,548, resulted in an increase in net income of $984,274 to net income of $1,667,883 for the six months ended December 31, 2007 as compared to net income of $683,609 for the same period in fiscal 2007.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition
Three Months Ended December 31, 2007 and 2006

Results of Operations

Record quarterly net sales of $10,221,365 for the three months ended December 31, 2007 increased 20.8% from $8,462,741 for the same period in fiscal 2007.  The record net sales drove income from operations of $953,018 for the three months ended December 31, 2007, which increased 294.8% from $241,419 for the same period in fiscal 2007.  These served to drive the increased net income for the Company to $1,029,241 for the three months ended December 31, 2007, which was 193.5% higher than $350,733 for the same period in fiscal 2007.  A 28.5% increase in the average unit sales price and an 5.5% increase in the accessory sales were partially offset by a 1.9% reduction in number of units shipped, due to variations in the product mix, in the current period. The increased sales were driven by a $1,815,546 increase in OEM sales and a $513,097 increase in international sales, which were partially offset by a $597,034 decrease in domestic acute care sales. The increase in OEM sales was driven by sales to Fukuda Denshi, Inc. of Japan and Medrad.  Medrad sales increased $1,494,374 to $2,930,985 for the three months ended December 31, 2007.  The increase in international sales has been driven by 100.5% growth in the number of units shipped for Criticare’s multi-parameter vital signs monitor (nGenuity 8100E), as the monitor, which was released in late fiscal 2006, continues to gain acceptance and momentum.

The gross profit percentage of 40.9% for the three months ended December 31, 2007 increased slightly from 40.4% for the same period in fiscal 2007. The increased margins in the current period were mainly due to the small variations in the product mix.

Operating expenses for the three months ended December 31, 2007 increased $48,393 from the same period in fiscal 2007 due mainly to an increase of $137,146 in research, development and engineering expenses and an increase of $109,965 in sales and marketing expenses, which were partially offset by a decrease of $198,718 in administrative expenses.  The increase of $137,146 in research, development and engineering expenses is mainly due to the specific cycle variations of the on-going development projects.  The increase of $109,965 in sales and marketing expenses was driven by a $38,791 increase in commissions earned, a $29,331 increase in advertising and trade show expenses and a $27,922 increase in travel expenses for the three months ended December 31, 2007.  Administrative expenses decreased by $198,718 as $271,153 of expenses were incurred during the second quarter of fiscal 2007 in connection with the BlueLine consent solicitation with no corresponding expense in fiscal 2008, more than offsetting increased expenses of $35,793 relating to the Company’s preparation for compliance with Section 404 of the Sarbanes-Oxley Act.

Total other income for the three months ended December 31, 2007 decreased $33,091 from the same period in fiscal 2007.  This decrease was mainly due to a decrease in foreign currency exchange gain of $60,158, which was partially offset by increased interest income of $32,384 received during the quarter.

Net income of $1,029,241 for the three months ended December 31, 2007 increased by $678,508 as compared to net income of $350,733 for the same period in fiscal 2007, as the result of a $759,992 increase in gross profit and a $48,393 decrease in operating expenses.

CRITICARE SYSTEMS, INC.
Management's Discussion and Analysis of
Results of Operations and Financial Condition

Liquidity and Capital Resources

As of December 31, 2007, the Company had a cash balance of $6,373,909, which was $1,738,086 higher than its balance at June 30, 2007 of $4,635,823 and $2,426,612 higher than its balance at December 31, 2006.  The Company continues to maintain a long-term bank debt free balance sheet since August 30, 2002 when it sold it’s building and used the proceeds from the sale to retire the long-term bank debt on the facility.

The Company’s cash position increased by $1,738,086 for the six months ended December 31, 2007 driven by $2,045,849 of cash provided by operating activities, which was partially offset by $343,280 of capital expenditures. Cash provided by operations was $2,045,849 for the six months ended December 31, 2007 as net income of $1,667,883, an increase of $363,075 in accounts payable, an increase of $260,681 in accruals and depreciation of $207,307 were partially offset by a $540,874 increase in accounts receivable.

The Company believes all future capital and liquidity requirements will be satisfied by cash generated from operations, proceeds received from the issuance of common stock related to the exercise of stock options, and its current cash balances. No major capital equipment expenditures are expected in the Company’s current fiscal year ending June 30, 2008.  The Company also has a $2,000,000 line of credit currently in place that could be utilized, if necessary.  At both December 31, 2007 and June 30, 2007, there were no borrowings outstanding under this line of credit.  The credit facility has covenants that require minimum income or liquidity levels.  The Company was in compliance with the covenants at December 31, 2007.  This line expires in June 2008.

Forward Looking Statements

A number of the matters and subject areas discussed in this report that are not historical or current facts deal with potential future circumstances and developments.  These include anticipated product introductions, expected future financial results, liquidity needs, financing ability, management's or the Company's expectations and beliefs and similar matters discussed in Management's Discussion and Analysis or elsewherein this report.  These statements may be identified by the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "hope," "plan," "potential," "should," "estimate," "predict," "continue," "future," "will," "would" or the negative of these terms or other words of similar meaning.

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

Quantitive and Qualitative Disclosures about Market Risk

The Company has a demand line of credit facility with a commercial bank with interest payable monthly at 25 basis points below the bank's reference rate.  The Company had no borrowings outstanding under this bank facility at December 31, 2007 and June 30, 2007.  Due historically to the lack of need to borrow from this credit facility and due to the Company’s current cash position, the Company is not subject to financial risk on this obligation if interest rates in the market change significantly.

The Company’s net sales are primarily denominated in United States dollars, except for a small amount of net sales from the Company’s operation in India denominated in Indian rupees.  As a result, part of the Company’s accounts receivable are denominated in rupees and translated into U.S. dollars for financial reporting purposes.  A 10% change in the exchange rate of the U.S. dollar with respect to the Indian rupee would not have a material adverse effect on the Company’s financial condition or results of operations for the quarter ended December 31, 2007.  The Company does not use any hedges or other derivative financial instruments to manage or reduce exchange rate risk.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of the Company was held on November 27, 2007.  The matters voted upon, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter were as follows:

Proposal 1:  Election of five directors to serve for a one-year term ending at the 2008 annual meeting of stockholders.

	For	Withheld
Jeffrey T. Barnes	6,278,289	3,428,949
N.C. Joseph Lai	6,416,279	3,290,959
William M. Moore	9,454,646	252,592
Robert E. Munzenrider	9,453,246	253,992
Emil H. Soika	5,954,290	3,752,948

Proposal 2: Ratification of appointment of BDO Seidman, LLP as independent auditors of the Company.

For	Against	Abstain	Broker Non-Votes
9,648,797	49,620	8,821	0

Item 6.     Exhibits.

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).
3.2	By-Laws of the Company (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).
4.1	Specimen Common Stock certificate (incorporated by reference to the Registration Statement filed on Form S-1, Registration No. 33-13050).
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
Date:  February 7, 2008
BY   /s/ Joel D. Knudson
       Joel D. Knudson
       Vice President - Finance
       (Chief Accounting Officer and
       Duly Authorized Officer)